Form 10QSB
period 1996-03-31
WINDSOR REAL ESTATE INVESTMENT TRUST 8
filed 1996-05-14
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended    March 31, 1996
                                    --------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from                to
                                    --------------    --------------


      Commission file number     000-21470
                             ---------------------------------------


                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
         (Exact name of small business issuer as specified in its charter)


        California                                    33-6109499
- - ----------------------------             ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

         120 W. Grand Avenue, Suite 202, Escondido, California  92025
         ------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
         ------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [_]

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                               Page
                                                               ----
Item 1.  Financial Statements                                    3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     8


                                    PART II
                                    -------


Item 6.  Exhibits and Reports on Form 8-K                       10

         SIGNATURE

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                                 BALANCE SHEET
                    --------------------------------------
                                  (unaudited)

                                                                            March 31, 1996
                                                                          ------------------

ASSETS
- - ------
Property held for investment:
  Land                                                                      $    1,799,600
  Buildings and improvements                                                     4,775,100
  Fixtures and equipment                                                            72,300
                                                                          ------------------

                                                                                 6,647,000
Less accumulated depreciation                                                     (632,200)
                                                                          ------------------

                                                                                 6,014,800

Investment in joint venture                                                        610,000
Cash and cash equivalents                                                          225,700
Deferred financing costs                                                            85,400
Other assets                                                                        51,300
                                                                          ------------------

                                                                            $    6,987,200
                                                                          ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Liabilities:
  Mortgage notes payable                                                    $    3,379,600
  Accounts payable                                                                  10,300
  Accrued expenses                                                                  72,900
  Tenant deposits and other liabilities                                             10,900
  Due to Advisor                                                                    95,100
                                                                          ------------------

                                                                                 3,568,800
                                                                          ------------------

Shareholders' equity:
  Preferred shares of beneficial interest, no par value, unlimited
  shares authorized; 98,073 shares issued and outstanding                        2,121,700


  Common shares of beneficial interest, no par value, unlimited
  shares authorized; 90,169 shares issued and outstanding                        1,922,900

  Dividends paid in excess of net income                                          (626,200)
                                                                          ------------------

                                                                                 3,418,400
                                                                          ------------------

                                                                            $    6,987,200
                                                                          ==================

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                           STATEMENTS OF OPERATIONS
                    --------------------------------------
                                  (unaudited)

                                                        Three Months Ended March 31
                                                        ---------------------------
                                                           1996              1995
                                                        -----------    -------------
REVENUES
- - --------
Rent and utilities                                       $ 282,300       $  274,500
Equity in earnings of joint venture                          9,600
Interest                                                     2,800            6,000
Other                                                        3,700            3,500
                                                        -----------    -------------

                                                           298,400          284,000
                                                        -----------    -------------
COSTS AND EXPENSES
- - ------------------

Property operating                                         130,500          121,500
Interest                                                    75,700           56,100
Depreciation                                                67,200           64,100
Advisory fee                                                20,100           15,000
General and administrative:
  Related parties                                            6,400            7,900
  Other                                                     10,200           10,800
                                                        -----------    -------------

                                                           310,100          275,400
                                                        -----------    -------------
Net (loss) income                                        $ (11,700)      $    8,600
                                                        ===========    =============
Net (loss) income attributable to common shares          $  (5,600)      $    2,600
                                                        ===========    =============
Net (loss) income per common share                       $   (0.06)      $     0.03
                                                        ===========    =============
Dividends per common share                               $    0.37       $     0.34
                                                        ===========    =============





                See accompanying notes to financial statements.

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                     --------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (unaudited)

                                                          Three Months Ended March 31
                                                          ---------------------------
                                                              1996           1995
                                                          -----------    ------------
Cash flows from operating activities:
 Net (loss) income                                         $ (11,700)     $   8,600
 Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
  Depreciation                                                67,200         64,100
  Equity in earnings of joint venture                         (9,600)
  Joint venture cash distributions                             9,600
  Amortization of deferred financing costs                     4,300
  Loss on sale of property held for investment                   700

  Changes in operating assets and liabilities:
    Other assets                                              (5,400)         3,100
    Accounts payable                                          (9,000)        (7,100)
    Accrued expenses                                           7,700          6,800
    Tenant deposits and other liabilities                     (6,300)       (13,900)
    Due to Advisor                                            20,100         15,000
                                                          -----------    ------------
  Net cash provided by operating activities                   67,600         76,600
                                                          -----------    ------------

Cash flows from investing activities:
  Increase in property held for investment                   (35,400)       (34,800)
  Joint venture cash distributions                             2,400
  Proceeds from sale of property held for investment             200
                                                          -----------    ------------

Net cash used in investing activities                        (32,800)       (34,800)
                                                          -----------    ------------

Cash flows from financing activities:
  Dividends paid                                             (70,600)       (64,800)
  Repayment of mortgage notes payable                         (4,700)       (12,400)
                                                          -----------    ------------
Net cash used in financing activities                        (75,300)       (77,200)
                                                          -----------    ------------

Net decrease in cash and cash equivalents                    (40,500)       (35,400)

Cash and cash equivalents at beginning of period             266,200        510,300
                                                          -----------    ------------
Cash and cash equivalents at end of period                 $ 225,700      $ 474,900
                                                          ===========    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                            $  64,100      $  54,600
                                                          ===========    ============

                See accompanying notes to financial statements.

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                     --------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1996 and the related statements of operations and of cash flows for the three months ended March 31, 1996 and 1995 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Trust's annual financial statements and notes.

NOTE 2.  INVESTMENT IN JOINT VENTURE
         ---------------------------

The Trust's investment in joint venture consists of a 40% undivided interest in one manufactured home community, acquired in June 1995. The condensed results of operations of the joint venture for the three months ended March 31, 1996 follows:

                             1996
                       --------------
Total revenues          $   162,000
                       --------------
Expenses:
  Property operating         84,400
  Interest                   35,800
  Depreciation               17,800
                       --------------

                            138,000
                       --------------

Net income               $   24,000
                       ==============


NOTE 3.  NET (LOSS) INCOME PER COMMON SHARE
         ----------------------------------

Net (loss) income per common share is calculated using the two class method and is based on the weighted average number of common shares outstanding during the period and the net (loss) income allocated to the common shareholders. The weighted average number of common shares outstanding during both the three months ended March 31, 1996 and 1995 was 90,169.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The Advisor is entitled to receive various fees and compensation from the Trust which are summarized as follows:

Operational Stage
- - -----------------

For management of the Trust's business, the Advisor is paid an advisory fee of 1% of invested assets and .5% of uninvested assets. The fee is subject to limitation if the Trust's total operating expenses (as defined) for the year exceed the greater of 2% of the Trust's average invested assets or 25% of the Trust's net income. The fee is also subordinated to preferred shareholders receiving a minimum of 6% and a maximum of 7% annual cumulative dividend, and to common shareholders receiving a 6% annual noncumulative dividend. During the three months ended March 31, 1996 and 1995, the Trust accrued advisory fees of $20,100 and $15,000, respectively, payable to the Advisor.

The Trust reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Trust's behalf. The Trust was charged $7,600 and $9,100 for such costs during the three months ended March 31, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                     --------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
- - ------------------------------

March 31, 1996 as compared to December 31, 1995
- - -----------------------------------------------

The Trust's primary sources of cash during the three months ended March 31, 1996 were from the operations of its investment properties and interest income. The primary uses of cash during the same period were for cash dividends, debt service and capital improvements.

There have been no significant changes in the financial condition of the Trust since December 31, 1995. The Trust's cash balance decreased from $266,200 at December 31, 1995 to $225,700 at March 31, 1996, due mainly to dividends and capital improvements exceeding cash provided from operations.

Shareholders' equity decreased from $3,500,700 at December 31, 1995 to $3,418,400 at March 31, 1996 due to a net loss of $11,700 for the three months ended March 31, 1996 and cash dividends of $70,600 during the same period.

The future sources of cash for the Trust will be provided from property operations, interest income, cash reserves, and ultimately from the sale of property. The future uses of cash will be for property and Trust operations, debt service and cash dividends to shareholders. The Advisor believes that the future sources of cash are sufficient to meet the working capital requirements of the Trust for the foreseeable future.

Results of Operations
- - ---------------------

Three months ended March 31, 1996 as compared to three months ended
- - -------------------------------------------------------------------
March 31, 1995
- - --------------

The results of operations for the three months ended March 31, 1996 and 1995 are not directly comparable due to the purchase of an interest in the Long Lake Village manufactured home community in June 1995. The Trust incurred a net loss of $11,700 ($0.06 per common share) for the three months ended March 31, 1996 and realized net income of $8,600 ($0.03 per common share) for the three months ended March 31, 1995.

Rent and utilities revenues increased from $274,500 in 1995 to $282,300 in 1996. The overall occupancy of the Trust's three wholly-owned properties increased slightly from 95% at March 31, 1995 to 97% at March 31, 1996. In addition, rent increases implemented during the past year include $8 per month at West Star effective January 1996, $7 per month at El Frontier effective August 1995, and $12 per month at Griffwood effective May 1995.

Equity in earnings of joint venture represents the Trust's 40% undivided interest in the net income of the Long Lake manufactured home community, acquired in June 1995. The Long Lake community was 93% occupied at March 31, 1996 and a $10 per month rent increase was implemented in January 1996.

Interest income decreased from $6,000 in 1995 to $2,800 in 1996 due mainly to lower cash balances maintained by the Trust.

Property operating expense increased from $121,500 in 1995 to $130,500 in 1996 due mainly to higher property taxes and utilities costs.

Interest expense increased from $56,100 in 1995 to $75,700 in 1996 due mainly to approximately $570,000 of additional long-term indebtedness incurred by the Trust in connection with the refinancing of El Frontier in May 1995.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $15,000 in 1995 to $20,100 in 1996 due to a higher invested asset level after the acquisition of the 40% undivided interest in Long Lake Village in June 1995.

General and administrative expenses decreased slightly from $18,700 in 1995 to $16,600 in 1996.

                                    PART II
                                    -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     a)  Exhibits and Index of Exhibits

         11)  Computation of Net (Loss) Income Per Common Share

         27)  Financial Data Schedule

     b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the period covered by this Form 10-QSB.

                                                                      EXHIBIT 11

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
             COMPUTATION OF NET (LOSS) INCOME PER COMMON SHARE (1)
             -------------------------------------------------

                                                   For the Three Months Ended March 31
                                                   -----------------------------------
                                                           1996              1995
                                                   ---------------    ----------------
Net (Loss) Income                                    $    (11,700)      $      8,600
 Less:
  Dividends Paid - Preferred                              (36,800)           (33,800)
                 - Common                                 (33,800)           (31,000)
  Unpaid Preferred Dividends                                                  (3,100)
                                                   ---------------    ----------------
Overdistributed Earnings                             $    (82,300)      $    (59,300)
                                                   ===============    ================
Allocation of Overdistributed Earnings (2)
- - ------------------------------------------
  Preferred                                          $    (42,900)      $    (30,900)
  Common                                                  (39,400)           (28,400)
                                                   ---------------    ----------------
                                                     $    (82,300)      $    (59,300)
                                                   ===============    ================
Earnings Per Common Share
- - -------------------------
  Dividends Paid                                     $     33,800       $     31,000
  Allocation of Overdistributed Earnings                  (39,400)           (28,400)
                                                   ---------------    ----------------

Net (Loss) Income Attributable to Common Shares      $     (5,600)      $      2,600
                                                   ===============    ================

Weighted Average Common Shares Outstanding                 90,169             90,169
                                                   ===============    ================

Net (Loss) Income Per Common Share                   $      (0.06)      $       0.03
                                                   ===============    ================

Note
- - ----

(1) Net (loss) income per common share is computed using the two class method.
(2) Overdistributed earnings are allocated evenly, on a per share basis, between common and preferred shares.

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINDSOR REAL ESTATE INVESTMENT TRUST 8
                         --------------------------------------
                              (Registrant)



                         By  /s/ John A. Coseo, Jr.
                            --------------------------------------------------
                           JOHN A. COSEO, JR.
                           Chairman, Chief Executive Officer,
                           President, Secretary


Date:  May 10, 1996