Form 10QSB
period 1996-06-30
WINDSOR REAL ESTATE INVESTMENT TRUST 8
filed 1996-08-12
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


           For the quarterly period ended              June 30, 1996
                                           -----------------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



For the transition period from               to
                               -------------    --------------

      Commission file number   000-21470
                             -----------------------------------------------


                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
- -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          California                                    33-6109499
- ---------------------------------------        ---------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)



         120 W. Grand Avenue, Suite 202, Escondido, California  92025
- -------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
          ----------------------------------------------------------
                          (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (x)     No  ( )
     ---         ---

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                            Page
                                                                            ----
Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K                                    11

          SIGNATURE

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                                                   June 30, 1996
                                                                                ----------------
ASSETS
- ------
Property held for investment:
  Land                                                                             $   1,799,600
  Buildings and improvements                                                           4,772,900
  Fixtures and equipment                                                                  73,300
                                                                                ----------------

                                                                                       6,645,800
Less accumulated depreciation                                                           (697,400)
                                                                                ----------------

                                                                                       5,948,400

Investment in joint venture                                                              606,700
Cash and cash equivalents                                                                218,700
Deferred financing costs                                                                  81,200
Other assets                                                                              39,700
                                                                                ----------------

                                                                                   $   6,894,700
                                                                                ================
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Liabilities:
  Mortgage notes payable                                                           $   3,374,500
  Accounts payable                                                                        10,100
  Accrued expenses                                                                        64,400
  Tenant deposits and other liabilities                                                   11,700
  Due to Advisor                                                                         115,300
                                                                                ----------------

                                                                                       3,576,000
                                                                                ----------------
Shareholders' equity:
  Preferred shares of beneficial interest, no par value, unlimited
   shares authorized; 98,073 shares issued and outstanding                             2,121,700


  Common shares of beneficial interest, no par value, unlimited
   shares authorized; 90,169 shares issued and outstanding                             1,922,900

  Dividends paid in excess of net income                                                (725,900)
                                                                                ----------------

                                                                                       3,318,700
                                                                                ----------------

                                                                                   $   6,894,700
                                                                                ================


                See accompanying notes to financial statements.

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                     --------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (unaudited)

                                           Three Months Ended June 30
                                         -----------------------------

                                              1996            1995
                                         -------------   -------------

REVENUES
- --------

Rent and utilities                       $   278,400      $   267,200
Equity in earnings of joint venture            6,700
Interest                                       2,200            7,200
Other                                          3,600            3,700
                                         -------------   -------------

                                             290,900          278,100
                                         -------------   -------------

COSTS AND EXPENSES
- ------------------

Property operating                           141,100          123,800
Interest                                      74,700           68,800
Depreciation                                  67,400           65,300
Advisory fee                                  20,100           18,000
General and administrative:
  Related parties                              7,800            7,300
  Other                                        8,900           11,700
                                         -------------   -------------

                                             320,000          294,900
                                         -------------   -------------

Net loss                                 $   (29,100)     $   (16,800)
                                         =============   =============

Net loss attributable to common shares   $   (14,000)     $    (8,100)
                                         =============   =============

Net loss per common share                $     (0.16)     $     (0.09)
                                         =============   =============

Dividends per common share               $      0.37      $      0.37
                                         =============   =============



                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                           Six Months Ended June 30
                                         -----------------------------

                                              1996            1995
                                         -------------   -------------
REVENUES
- --------

Rent and utilities                        $   560,700    $   541,700
Equity in earnings of joint venture            16,300
Interest                                        5,000         13,200
Other                                           7,300          7,200
                                         -------------   -------------

                                              589,300        562,100
                                         -------------   -------------

COSTS AND EXPENSES
- ------------------

Property operating                            271,600        245,300
Interest                                      150,400        124,900
Depreciation                                  134,600        129,400
Advisory fee                                   40,200         33,000
General and administrative:
  Related parties                              14,200         15,200
  Other                                        19,100         22,500
                                         -------------   -------------

                                              630,100        570,300
                                         -------------   -------------

Net loss                                  $   (40,800)   $    (8,200)
                                         =============   =============

Net loss attributable to common shares    $   (19,600)   $    (5,400)
                                         =============   =============

Net loss per common share                 $     (0.22)   $     (0.06)
                                         =============   =============

Dividends per common share                $      0.75    $      0.72
                                         =============   =============



                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                             Six Months Ended June 30
                                                       ---------------------------------
                                                             1996               1995
                                                       ---------------   ---------------
Cash flows from operating activities:
 Net loss                                              $     (40,800)    $      (8,200)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
    Depreciation                                             134,600           129,400
    Equity in earnings of joint venture                      (16,300)
    Joint venture cash distributions                          16,300
    Amortization of deferred financing costs                   8,500             1,000
    Loss on sale of property held for investment               6,900

  Changes in operating assets and liabilities:
    Other assets                                               6,200            (6,700)
    Accounts payable                                          (9,200)          (16,600)
    Accrued expenses                                            (800)           18,800
    Tenant deposits and other liabilities                     (5,500)           (4,200)
    Due to Advisor                                            40,300            33,000
                                                       ---------------   ---------------

Net cash provided by operating activities                    140,200           146,500
                                                       ---------------   ---------------

Cash flows from investing activities:
  Increase in property held for investment                   (45,100)          (70,800)
  Joint venture cash distributions                             5,700
  Proceeds from sale of property held for investment           2,700
  Investment in joint venture                                                 (578,700)
                                                       ---------------   ---------------

Net cash used in investing activities                        (36,700)         (649,500)
                                                       ---------------   ---------------

Cash flows from financing activities:
  Dividends paid                                            (141,200)         (135,500)
  Repayment of mortgage notes payable                         (9,800)       (1,481,000)
  Proceeds from mortgage note payable                                        1,967,700
                                                       ---------------   ---------------

Net cash (used in) provided by financing activities         (151,000)          351,200
                                                       ---------------   ---------------

Net decrease in cash and cash equivalents                    (47,500)         (151,800)
Cash and cash equivalents at beginning of period             266,200           510,300
                                                       ---------------   ---------------

Cash and cash equivalents at end of period             $     218,700     $     358,500
                                                       ===============   ===============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                        $     143,500    $      109,900
                                                       ===============   ===============

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                        ------------------------------


NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1996 and the related statements of operations for the three and six months ended June 30, 1996 and 1995 and the statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Trust's annual financial statements and notes.

NOTE 2.  INVESTMENT IN JOINT VENTURE
         ---------------------------

The Trust's investment in joint venture consists of a 40% undivided interest in one manufactured home community, acquired in June 1995. The condensed results of operations of the joint venture for the six months ended June 30, 1996 follows:

                             1996
                       --------------

Total revenues            $   306,000
                       --------------
Expenses:
  Property operating          157,500
  Interest                     71,800
  Depreciation                 36,000
                       --------------

                              265,300
                       --------------

Net income                $    40,700
                       ==============

NOTE 3.  NET LOSS PER COMMON SHARE
         -------------------------

Net loss per common share is calculated using the two class method and is based on the weighted average number of common shares outstanding during the period and the net loss allocated to the common shareholders. The weighted average number of common shares outstanding during the three and six months ended June 30, 1996 and 1995 was 90,169.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The Advisor is entitled to receive various fees and compensation from the Trust which are summarized as follows:

Operational Stage
- -----------------

For management of the Trust's business, the Advisor earns an advisory fee of 1% of invested assets and .5% of uninvested assets. The fee is subject to limitation if the Trust's total operating expenses

(as defined) for the year exceed the greater of 2% of the Trust's average invested assets or 25% of the Trust's net income. The fee is also subordinated to preferred shareholders receiving a minimum of 6% and a maximum of 7% annual cumulative dividend, and to common shareholders receiving a 6% annual noncumulative dividend. During the three and six months ended June 30, 1996, the Trust accrued advisory fees of $20,100 and $40,200, respectively, payable to the Advisor; and $18,000 and $33,000 for the three and six months ended June 30, 1995, respectively.

The Trust reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Trust's behalf. The Trust was charged $9,600 and $8,800 for such costs during the three months ended June 30, 1996 and 1995, respectively; and $17,200 and $17,900 for the six months ended June 30, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                     --------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
- ------------------------------

June 30, 1996 as compared to December 31, 1995
- ----------------------------------------------

The Trust's primary source of cash during the six months ended June 30, 1996 was from the operations of its investment properties. The primary uses of cash during the same period were for cash dividends, debt service and capital improvements.

There have been no significant changes in the financial condition of the Trust since December 31, 1995. The Trust's cash balance decreased from $266,200 at December 31, 1995 to $218,700 at June 30, 1996, due mainly to dividends and capital improvements exceeding cash provided from operations.

Shareholders' equity decreased from $3,500,700 at December 31, 1995 to $3,318,700 at June 30, 1996 due to a net loss of $40,800 for the six months ended June 30, 1996 and cash dividends of $141,200 during the same period.

At June 30, 1996, the Trust's total mortgage debt, including its proportionate share of joint venture debt, was $4,014,600, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.3% at June 30, 1996.

The future sources of cash for the Trust will be provided from property operations, cash reserves and ultimately from the sale of property. The future uses of cash will be for property and Trust operations, debt service and cash dividends to shareholders. The Advisor believes that the future sources of cash are sufficient to meet the working capital requirements of the Trust for the foreseeable future.

Results of Operations
- ---------------------

Six months ended June 30, 1996 as compared to six months ended June 30, 1995
- ----------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1996 and 1995 are not directly comparable due to the purchase of an interest in the Long Lake Village manufactured home community in June 1995. The Trust incurred net losses of $40,800 and $8,200 for the six months ended June 30, 1996 and 1995, respectively. Net loss per common share was $0.22 in 1996 compared to $0.06 in 1995.

Rent and utilities revenues increased from $541,700 in 1995 to $560,700 in 1996. The overall occupancy of the Trust's three wholly-owned properties was 95% at both June 30, 1996 and 1995. Rent increases implemented during the past year include $8 per month at West Star effective January 1996, $7 per month at El Frontier effective August 1995, and $6 and $12 per month at Griffwood effective May 1996 and May 1995, respectively.

Equity in earnings of joint venture represents the Trust's 40% interest in the net income of the Long Lake manufactured home community, acquired in June 1995. The Long Lake community was 89% occupied at June 30, 1996 compared to 100% at June 30, 1995. The General Partners feel that the best long term course of action is to reduce the number of non-owner occupied mobile homes located in the community. Several of these homes have been removed from the community in 1996 resulting in a decrease in occupancy. The vacant spaces are being marketed for owner occupied homes and the General Partners believe that the decrease in occupancy is temporary. A $10 per month rent increase was implemented in January 1996.

Interest income decreased from $13,200 in 1995 to $5,000 in 1996 due mainly to lower cash balances maintained by the Trust.

Property operating expenses increased from $245,300 in 1995 to $271,600 in 1996 due mainly to higher property taxes and utility costs.

Interest expense increased from $124,900 in 1995 to $150,400 in 1996 due mainly to approximately $570,000 of additional long-term indebtedness incurred by the Trust in connection with the refinancing of El Frontier in May 1995.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $33,000 in 1995 to $40,200 in 1996 due to a higher invested asset level subsequent to the acquisition of the 40% interest in Long Lake Village in June 1995.

General and administrative expenses decreased slightly from $37,700 in 1995 to $33,300 in 1996.

Three months ended June 30, 1996 as compared to three months ended June 30, 1995
- --------------------------------------------------------------------------------

The results of operations for the three months ended June 30, 1996 and 1995 are not directly comparable due to the purchase of an interest in the Long Lake Village manufactured home community in June 1995. The Trust incurred net losses of $29,100 and $16,800 for the three months ended June 30, 1996 and 1995, respectively. Net loss per common share was $0.16 in 1996 compared to $0.09 in 1995.

Rent and utilities revenues increased from $267,200 in 1995 to $278,400 in 1996 primarily due to rent increases, as discussed previously.

Interest income decreased from $7,200 in 1995 to $2,200 in 1996 due mainly to lower cash balances maintained by the Trust.

Property operating expenses increased from $123,800 in 1995 to $141,100 in 1996 due mainly to higher property taxes and utility costs.

Interest expense increased from $68,800 in 1995 to $74,700 in 1996 due mainly to approximately $570,000 of additional long-term indebtedness incurred by the Trust in connection with the refinancing of El Frontier in May 1995.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $18,000 in 1995 to $20,100 in 1996 due to a higher invested asset level subsequent to the acquisition of the 40% interest in Long Lake Village in June 1995.

General and administrative expenses decreased slightly from $19,000 in 1995 to $16,700 in 1996.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    a)     Exhibits and Index of Exhibits

                11)  Computation of Net Loss Per Common Share

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


Date:  August 12, 1996