Form 10QSB
period 1996-09-30
WINDSOR REAL ESTATE INVESTMENT TRUST 8
filed 1996-11-12
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     September 30, 1996
                                    -------------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from ____________________ to ____________________


      Commission file number   000-21470
                             -----------------------------------------------


                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                California                            33-6109499
     -------------------------------         ----------------------------
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)              Identification No.)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
--------------------------------------------------------------------------------
                          (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (x)     No  (  )
     ---         ----

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


          SIGNATURE

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                              September 30, 1996
                                                              ------------------
ASSETS
------

Property held for investment:
  Land                                                            $1,799,600
  Buildings and improvements                                       4,760,200
  Fixtures and equipment                                              73,200
                                                                  ----------
                                                                   6,633,000
Less accumulated depreciation                                       (763,100)
                                                                  ----------
                                                                   5,869,900

Investment in joint venture                                          601,900
Cash and cash equivalents                                            235,300
Deferred financing costs                                              77,000
Other assets                                                          43,400
                                                                  ----------

                                                                  $6,827,500
                                                                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Mortgage notes payable                                          $3,369,200
  Accounts payable                                                    23,200
  Accrued expenses                                                    84,100
  Tenant deposits and other liabilities                                8,700
  Due to Advisor                                                     135,400
                                                                  ----------
                                                                   3,620,600
                                                                  ----------
Shareholders' equity:
  Preferred shares of beneficial interest, no par value,
   unlimited shares authorized; 98,073 shares issued
   and outstanding                                                 2,121,700

  Common shares of beneficial interest, no par value,
    unlimited shares authorized; 90,169 shares issued
    and outstanding                                                1,922,900

  Dividends paid in excess of net income                            (837,700)
                                                                  ----------
                                                                   3,206,900
                                                                  ----------
                                                                  $6,827,500
                                                                  ==========

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                          Three Months Ended
                                                             September 30
                                                         --------------------
                                                           1996        1995
                                                         --------    --------
REVENUES
--------

Rent and utilities                                       $294,800    $280,200
Equity in earnings of joint venture                         3,200      13,400
Interest                                                    2,400       4,100
Other                                                       4,200       2,900
                                                         --------    --------

                                                          304,600     300,600
                                                         --------    --------
COSTS AND EXPENSES
------------------

Property operating                                        168,600     137,300
Interest                                                   74,500      79,100
Depreciation                                               67,000      65,600
Advisory fee                                               20,100      20,000
General and administrative:
  Related parties                                           7,700       7,300
  Other                                                     7,900       9,100
                                                         --------    --------

                                                          345,800     318,400
                                                         --------    --------

Net loss                                                 $(41,200)   $(17,800)
                                                         ========    ========

Net loss attributable to common shares                   $(19,800)   $ (8,500)
                                                         ========    ========

Net loss per common share                                $  (0.22)   $  (0.09)
                                                         ========    ========

Dividends per common share                               $   0.37    $   0.37
                                                         ========    ========

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                            Nine Months Ended
                                                               September 30
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
REVENUES
--------

Rent and utilities                                         $855,500    $821,900
Equity in earnings of joint venture                          19,500      13,400
Interest                                                      7,400      17,300
Other                                                        11,500      10,100
                                                           --------    --------

                                                            893,900     862,700
                                                           --------    --------
COSTS AND EXPENSES
------------------

Property operating                                          440,200     382,600
Interest                                                    224,900     204,000
Depreciation                                                201,600     195,000
Advisory fee                                                 60,300      53,000
General and administrative:
  Related parties                                            21,900      22,500
  Other                                                      27,000      31,600
                                                           --------    --------

                                                            975,900     888,700
                                                           --------    --------

Net loss                                                   $(82,000)   $(26,000)
                                                           ========    ========

Net loss attributable to common shares                     $(39,300)   $(13,900)
                                                           ========    ========

Net loss per common share                                  $  (0.44)   $  (0.15)
                                                           ========    ========

Dividends per common share                                 $   1.12    $   1.09
                                                           ========    ========

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                          Nine Months Ended
                                                             September 30
                                                       ------------------------
                                                          1996          1995
                                                       ----------   -----------
Cash flows from operating activities:
 Net loss                                                $(82,000)   $  (26,000)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation                                           201,600       195,000
   Equity in earnings of joint venture                    (19,500)      (13,400)
   Joint venture cash distributions                        19,500
   Amortization of deferred financing costs                12,700
   Loss on sale of property held for investment            18,400

Changes in operating assets and liabilities:
    Other assets                                            2,500         8,000
    Accounts payable                                        3,900       (17,500)
    Accrued expenses                                       18,900        32,000
    Tenant deposits and other liabilities                  (8,500)      (13,600)
    Due to Advisor                                         60,400        53,000
                                                         --------    ----------

  Net cash provided by operating activities               227,900       217,500
                                                         --------    ----------

Cash flows from investing activities:
  Increase in property held for investment                (50,100)      (81,800)
  Joint venture cash distributions                         10,500
  Proceeds from sale of property held for investment        7,700
  Investment in joint venture                                          (578,700)
                                                         --------    ----------

Net cash used in investing activities                     (31,900)     (660,500)
                                                         --------    ----------
Cash flows from financing activities:
  Dividends paid                                         (211,800)     (206,100)
  Repayment of mortgage notes payable                     (15,100)   (1,485,500)
  Proceeds from mortgage note payable                                 1,965,700
                                                         --------    ----------

Net cash (used in) provided by financing activities      (226,900)      274,100
                                                         --------    ----------

Net decrease in cash and cash equivalents                 (30,900)     (168,900)
Cash and cash equivalents at beginning of period          266,200       510,300
                                                         --------    ----------

Cash and cash equivalents at end of period               $235,300    $  341,400
                                                         ========    ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                         $ 213,800    $  189,600
                                                        =========    ==========

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1996 and the related statements of operations for the three and nine months ended September 30, 1996 and 1995 and the statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Trust's annual financial statements and notes.

NOTE 2.  INVESTMENT IN JOINT VENTURE
         ---------------------------

The Trust's investment in joint venture consists of a 40% undivided interest in one manufactured home community, acquired in June 1995. The condensed results of operations of the joint venture for the nine months ended September 30, 1996 and for the period from June 1995 (date of acquisition) to September 1995, follows:

                               1996          1995
                             --------      --------

Total revenues               $450,500      $162,800
                             --------      --------

Expenses:
  Property operating          239,100        74,400
  Interest                    108,300        38,600
  Depreciation                 54,200        16,400
                             --------      --------

                              401,600       129,400
                             --------      --------

Net income                   $ 48,900      $ 33,400
                             ========      ========


NOTE 3.  NET LOSS PER COMMON SHARE
----------------------------------

Net loss per common share is calculated using the two class method and is based on the weighted average number of common shares outstanding during the period and the net loss allocated to the common shareholders. The weighted average number of common shares outstanding during the three and nine months ended September 30, 1996 and 1995 was 90,169.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The Advisor is entitled to receive various fees and compensation from the Trust which are summarized as follows:

Operational Stage
-----------------

For management of the Trust's business, the Advisor earns an advisory fee of 1% of invested assets and .5% of uninvested assets. The fee is subject to limitation if the Trust's total operating expenses (as defined) for the year exceed the greater of 2% of the Trust's average invested assets or 25% of the Trust's net income. The fee is also subordinated to preferred shareholders receiving a minimum of 6% and a maximum of 7% annual cumulative dividend, and to common shareholders receiving a 6% annual noncumulative dividend. During the three and nine months ended September 30, 1996, the Trust accrued advisory fees of $20,100 and $60,300, respectively, payable to the Advisor; and $20,000 and $53,000 for the three and nine months ended September 30, 1995, respectively.

The Trust reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Trust's behalf. The Trust was charged $9,300 and $8,600 for such costs during the three months ended September 30, 1996 and 1995, respectively; and $26,500 for both the nine months ended September 30, 1996 and 1995. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                     --------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

September 30, 1996 as compared to December 31, 1995
---------------------------------------------------

The Trust's primary source of cash during the nine months ended September 30, 1996 was from the operations of its investment properties. The primary uses of cash during the same period were for cash dividends, debt service and capital improvements.

There have been no significant changes in the financial condition of the Trust since December 31, 1995. The Trust's cash balance decreased from $266,200 at December 31, 1995 to $235,300 at September 30, 1996, due mainly to dividends and capital improvements exceeding cash provided from operations.

Shareholders' equity decreased from $3,500,700 at December 31, 1995 to $3,206,900 at September 30, 1996 due to a net loss of $82,000 for the nine months ended September 30, 1996 and cash dividends of $211,800 during the same period.

At September 30, 1996, the Trust's total mortgage debt, including its proportionate share of joint venture debt, was $4,009,200, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.3% at September 30, 1996.

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

Results of Operations
---------------------

Nine months ended September 30, 1996 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1995
--------

The results of operations for the nine months ended September 30, 1996 and 1995 are not directly comparable due to the purchase of an interest in the Long Lake Village manufactured home community in June 1995. The Trust incurred net losses of $82,000 and $26,000 for the nine months ended September 30, 1996 and 1995, respectively. The net loss per common share was $0.44 in 1996 compared to $0.15 in 1995.

Rent and utilities revenues increased from $821,900 in 1995 to $855,500 in 1996. The overall occupancy of the Trust's three wholly-owned properties was 94% at September 30, 1996 compared to 96% at September 30, 1995. Offsetting the slight decrease in occupancy were rent increases implemented during the past year including $8 per month at West Star effective January 1996; $11 and $7 per month at El Frontier effective August 1996 and August 1995, respectively; and $6 and $12 per month at Griffwood effective May 1996 and May 1995, respectively.

Equity in earnings of joint venture, which represents the Trust's 40% interest in the net income of the Long Lake manufactured home community, increased from $13,400 in 1995 to $19,500 in 1996. The Long Lake community was 87% occupied at September 30, 1996 compared to 100% at September 30, 1995. The Advisor feels that the best long term course of action is to reduce the number of non-owner occupied mobile homes located in the community. Several of these homes have been removed from the community in 1996 resulting in a decrease in occupancy. The vacant spaces are being marketed for owner occupied homes and the General Partners believe that the decrease in occupancy is temporary. Despite the decrease in occupancy, equity in earnings of joint venture increased in 1996 as the 1995 amounts only reflect the results of operations of the community since its purchase in June 1995.

Interest income decreased from $17,300 in 1995 to $7,400 in 1996 due mainly to lower cash balances maintained by the Trust.

Property operating expenses increased from $382,600 in 1995 to $440,200 in 1996 due mainly to higher property taxes and utility costs, and losses incurred on the sale of park owned mobile homes at the Griffwood community.

Interest expense increased from $204,000 in 1995 to $224,900 in 1996 due mainly to approximately $570,000 of additional long-term indebtedness incurred by the Trust in connection with the refinancing of El Frontier in May 1995.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $53,000 in 1995 to $60,300 in 1996 due to a higher invested asset level subsequent to the acquisition of the 40% interest in Long Lake Village in June 1995.

General and administrative expenses decreased from $54,100 in 1995 to $48,900 in 1996.

Three months ended September 30, 1996 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1995
------------------

The Trust incurred net losses of $41,200 and $17,800 for the three months ended September 30, 1996 and 1995, respectively. The net loss per common share was $0.22 in 1996 compared to $0.09 in 1995.

Rent and utilities revenues increased from $280,200 in 1995 to $294,800 in 1996 primarily due to rent increases, as discussed previously.

Interest income decreased from $4,100 in 1995 to $2,400 in 1996 due mainly to lower cash balances maintained by the Trust.

Property operating expenses increased from $137,300 in 1995 to $168,600 in 1996 due mainly to higher property taxes and utility costs, and losses incurred on the sale of park owned mobile homes at the Griffwood community.

Interest expense decreased from $79,100 in 1995 to $74,500 in 1996 due mainly to lower average interest rates.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense was $20,100 and $20,000 for the three months ended September 30, 1996 and 1995, respectively.

General and administrative expenses decreased from $16,400 in 1995 to $15,600 in 1996.

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

                                                                      Exhibit 11
                                                                      ----------

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                     --------------------------------------
                 COMPUTATION OF NET LOSS PER COMMON SHARE (1)
                 ----------------------------------------

                                 Three Months Ended        Nine Months Ended
                                    September 30              September 30
                                ---------------------    ----------------------
                                   1996        1995         1996        1995
                                ---------    --------    ---------    ---------

Net loss                        $ (41,200)   $(17,800)   $ (82,000)   $ (26,000)
 Less:
   Dividends paid
    Preferred                     (36,800)    (36,900)    (110,300)    (107,500)
    Common                        (33,800)    (33,800)    (101,400)     (98,600)
    Unpaid preferred
     dividends                                                           (3,100)
                                ---------    --------    ---------    ---------

Overdistributed Earnings        $(111,800)   $(88,500)   $(293,700)   $(235,200)
                                =========    ========    =========    =========

Allocation of
-------------
 Overdistributed
 ---------------
 Earnings (2)
 ------------
  Preferred                     $ (58,200)   $(46,200)   $(153,000)   $(122,700)
  Common                          (53,600)    (42,300)    (140,700)    (112,500)
                                ---------    --------    ---------    ---------

                                $(111,800)   $(88,500)   $(293,700)   $(235,200)
                                =========    ========    =========    =========

Loss Per
--------
 Common Share
 ------------
  Dividends Paid                $  33,800    $ 33,800    $ 101,400    $  98,600
  Allocation of
   Overdistributed
   Earnings                       (53,600)    (42,300)    (140,700)    (112,500)
                                ---------    --------    ---------    ---------

Net Loss Attributable to
 Common Shares                  $ (19,800)   $ (8,500)   $ (39,300)   $ (13,900)
                                =========    ========    =========    =========

 Weighted Average
  Common Shares
  Outstanding                      90,169      90,169       90,169       90,169
                                =========    ========    =========    =========
Net Loss
 Per Common
 Share                          $   (0.22)   $  (0.09)   $   (0.44)   $   (0.15)
                                =========    ========    =========    =========

Notes
-----
(1) Net loss per common share is computed using the two class method.
(2) Overdistributed earnings are allocated evenly, on a per share basis, between common and preferred shares.

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINDSOR REAL ESTATE INVESTMENT TRUST 8
                         --------------------------------------
                              (Registrant)



                         By  /s/ John A. Coseo, Jr.
                            ----------------------------------
                            JOHN A. COSEO, JR.
                            Chairman, Chief Executive Officer,
                            President, Secretary


Date:  November 11, 1996