Form 10KSB40
period 1996-12-31
WINDSOR REAL ESTATE INVESTMENT TRUST 8
filed 1997-03-26
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ................to...............

Commission file number 000-21470

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                -----------------------------------------------------------
                (Name of small business issuer in its charter)

        California                                    33-6109499
-------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

       120 W. Grand Avenue, Suite 202, Escondido, California 92025
       -------------------------------------------------------------
           (Address of principal executive offices)  (Zip Code)

Issuer's telephone number:  (619) 746-2411

Securities registered under Section 12(b) of the Exchange Act:  None


Securities registered under         Common Shares of Beneficial Interest
Section 12(g) of the Exchange Act:  Preferred Shares of Beneficial Interest
                                    ---------------------------------------
                                              (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:  $1,174,800

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                     Page
                                                                     ----
Item 1.       Description of Business                                 3

Item 2.       Description of Properties                               4

Item 3.       Legal Proceedings                                       6

Item 4.       Submission of Matters to a Vote of Security Holders     6

                                    PART II
                                    -------

Item 5.      Market for the Trust's Common Shares and Related
             Shareholder Matters                                      6

Item 6.      Management's Discussion and Analysis                     6

Item 7.      Financial Statements                                     9

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                  21


                                    PART III
                                    --------

Item 9.      Directors, Executive Officers, Promoters and
             Control Persons; Compliance with Section 16(a)
             of The Exchange Act                                      21

Item 10.     Executive Compensation                                   21

Item 11.     Security Ownership of Certain Beneficial Owners
             and Management                                           22

Item 12.      Certain Relationships and Related Transactions          22

Item 13.      Exhibits and Reports on Form 8-K                        23

              SIGNATURES                                              25


                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
--------------------

Windsor Real Estate Investment Trust 8, an unincorporated business trust (the Trust) was formed in November 1991 under the laws of the State of California. The sponsor and advisor of the Trust is The Windsor Corporation, a California corporation (the Advisor). The Declaration of Trust provides for the Trust's termination not later than December 2006.

The Trust was organized to invest in existing, substantially developed and occupied manufactured home communities. Its investment objectives are to provide to its shareholders (i) preservation, protection, and eventual return of the shareholder's investment; (ii) quarterly dividends of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income; (iii) realization of long-term appreciation in value of the properties acquired by the Trust; and (iv) a hedge against inflation.

The Trust operates so as to qualify as a real estate investment trust (a REIT) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Trust distributes to its shareholders substantially all of its cash flow from operations and, in any event, at least 95% of its real estate investment trust taxable income.

The Trust was funded through a public offering of common and preferred shares, commencing in April 1992 and terminating in April 1993. Common and preferred shares of 98,169 and 98,323, respectively, were sold for gross proceeds aggregating $2,454,225 and $2,458,075, respectively.

In October 1993, at a special meeting of shareholders, an amendment to the Declaration of Trust was approved permitting the Trust to incur permanent mortgage financing, not to exceed 50% of the value of the Trust's portfolio.

In May 1995, the Trust obtained a $2,050,000 loan, collateralized by the El Frontier and West Star manufactured home communities. The loan proceeds were used primarily to retire a loan originally assumed in connection with the purchase of the El Frontier community, and to acquire an interest in one additional manufactured home community.

In June 1995, the Trust purchased a 40% undivided interest in the Long Lake Village manufactured home community located in West Palm Beach, Florida. The remaining undivided interest in the community was acquired by an affiliated limited partnership. The Trust's cost of its equity interest in the community was $578,700. The Trust and the affiliated limited partnership jointly obtained a $1,600,000 loan, collateralized by the community, in connection with the purchase. The Trust's share of the loan is $640,000.

In February 1997, the Trust purchased an 11% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated limited partnerships. The Trust's cost of its equity interest in the communities was $253,000. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Trust's share of this loan is $334,400. The Trust also obtained a $253,000 loan from an affiliated limited partnership.

The Advisor is negotiating the sale of the Griffwood manufactured home community in Leesburg, Florida. A sale is currently expected to occur in the second quarter of 1997.

The Trust owns interests in the following manufactured home communities at February 28, 1997:

                       Ownership
Name of Property      Percentage    Date Acquired           Location
-------------------   -----------   -------------   ------------------------
West Star                100%       January 1993    Tucson, Arizona
Griffwood                100%       October 1993    Leesburg, Florida
El Frontier              100%       February 1994   Tucson, Arizona
Long Lake                 40%       June 1995       West Palm Beach, Florida
Apache East               11%       February 1997   Phoenix, Arizona
Denali Park               11%       February 1997   Phoenix, Arizona


The overall occupancy of the four communities owned by the Trust at December 31, 1996 was approximately 93%. The Advisor continues to maintain the properties in good condition and promote them to improve occupancy.

No further investment property acquisitions are planned by the Advisor.

Business of Issuer
------------------

The Trust is in the business of acquiring, managing, holding for investment, and eventually selling manufactured home communities. Competitors of the Trust include public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

Trust profitability depends in part on maximizing occupancy and rental rates in its manufactured home communities. Rents and occupancy rates are affected by both changes in general economic conditions and changes in local conditions such as levels of employment, supply of other comparable units or competitive housing alternatives, zoning laws, and the availability and cost of energy and transportation.

All of the Trust's properties are located in or near large urban areas. Accordingly, they compete for rentals not only with other manufactured home communities but with apartments and any other form of low-cost housing that might exist.

The Trust's profitability also depends on the minimization of both property and Trust administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions such as prevailing wages, utility rates, insurance costs, and real estate taxation practices.

The Trust has no employees. The administrative services for the Trust are provided by The Windsor Corporation, which is reimbursed for costs incurred on behalf of the Trust. The investment properties are managed by an independent company which employs all of the properties' on-site personnel and is reimbursed by the Trust for all such costs.

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Trust owns interests in six properties at February 28, 1997. The Trust operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All of the properties are encumbered. It is the Advisor's opinion that the properties are in good condition and are adequately insured.

                                                                           Long Lake
                              West Star      Griffwood     El Frontier    -----------
                            ------------   ------------   -----------      West Palm
                               Tucson,       Leesburg,       Tucson,          Beach,
Location                       Arizona        Florida        Arizona         Florida
------------------------------------------------------------------------------------
Percentage of Ownership              100%           100%           100%           40%
Date Acquired                       1/93          10/93           2/94          6/95
Acreage                               13             16             19            19
Number of Spaces                      89            118            179           134
Monthly Rents (1)             $      232     $      267     $      227    $      347
Occupancy Level:
  December 31, 1996                  100%            90%            98%           87%
Real Estate Taxes             $    9,000     $   28,200     $   18,600    $   41,800
Federal Tax Basis (2)         $1,207,500     $1,809,400     $2,951,000    $1,219,300
Mortgage Information:
  Balance payable             $2,050,000     $1,313,800             (3)   $1,600,000
  Interest rate                     8.47%          8.37%            (3)         8.47%
  Amortization period                 --     30 years               (3)           --
  Maturity date                     6/02          11/98             (3)         6/02
  Balance due at maturity     $2,050,000     $1,272,200             (3)   $1,600,000

                             Apache East    Denali Park
                             -----------    -----------
                              Phoenix,       Phoenix,
Location                      Arizona        Arizona
-----------------------------------------------------------------------------
Percentage of Ownership               11%            11%
Date Acquired                       2/97           2/97
Acreage                               16             33
Number of Spaces                     123            162
Monthly Rents (1)             $      220     $      202
Occupancy Level:
  December 31, 1996                   77%            68%
Real Estate Taxes             $   16,300     $   23,200
Federal Tax Basis (3)         $  244,700     $  321,700
Mortgage Information:
  Balance payable             $3,040,000             (4)
  Interest rate                     8.38%            (4)
  Amortization period         24 years               (4)
  Maturity date                     3/06             (4)
  Balance due at maturity     $2,583,200             (4)

(1)  Average rental rates in effect on December 31, 1996.
(2) For income tax purposes, the property and its components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.
(3)  Same mortgage note payable as West Star.
(4)  Same mortgage note payable as Apache East.

Item 3.  LEGAL PROCEEDINGS
         -----------------

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Trust is a party of or to which any of its properties is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no matters submitted to security holders for a vote during the fourth quarter of the fiscal year covered by this report.

                                 PART II
                                 -------

Item 5.  MARKET FOR THE TRUST'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS
         --------------------------------------------------------------------

A public market for the Trust's common shares does not exist and is not likely to develop. As of December 31, 1996, there were approximately 200 shareholders holding an aggregate of 90,169 common shares.

Cash dividends paid to common shareholders since December 31, 1994 are as follows:

Date Paid           Amount    Per Share
----------------   --------   ---------

February 1997       $33,800      $0.375

November 1996       $33,800      $0.375
August 1996         $33,800      $0.375
May 1996            $33,800      $0.375
February 1996       $33,800      $0.375

November 1995       $33,800      $0.375
August 1995         $33,800      $0.375
May 1995            $33,800      $0.375
February 1995       $31,000      $0.344

Common shareholder dividends are subordinated to a minimum of 6% and a maximum of 7% cumulative dividend to preferred shareholders. After the payment of dividends to preferred shareholders, dividends may be paid to common shareholders to an amount per common share, noncumulative, equal to the preferred shareholder annual dividend preference for the year. The balance, if any, of dividends declared and paid in any year will be paid equally on a per share basis to all common and preferred shareholders as one class.

Future dividends will be determined by the Trust's Board of Trustees and will be dependent upon the earnings, financial position, and cash requirements of the Trust and other relevant factors existing at the time. The 1995 and 1996 preferred dividend rates were 6%, as established by the Board of Trustees.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

a)  Liquidity and Capital Resources
    -------------------------------

The Trust's primary sources of cash during the years ended December 31, 1996 and 1995 were from property operations and mortgage note proceeds. The Trust's primary uses of cash during the same period were for the purchase of an interest in investment property, the repayment of a mortgage note payable, debt service and dividends.

In May 1995, the Trust obtained a $2,050,000 loan, collateralized by the El Frontier and West Star communities. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.47% at December 31, 1996) and is due in June 2002. The proceeds from the loan were used to retire an existing note on the El Frontier community and for the acquisition of an interest in an additional investment property.

In June 1995, the Trust purchased a 40% undivided interest in the Long Lake Village manufactured home community located in West Palm Beach, Florida. The remaining undivided interest in the community was acquired by an affiliated limited partnership. The Trust's cost of its undivided interest was $578,700. In connection with the purchase, the Trust and an affiliated limited partnership jointly obtained a $1,600,000 loan, collateralized by the community. The Trust's share of the loan is $640,000. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.47% at December 31, 1996), and is due in June 2002. The Trust and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In February 1997, the Trust purchased an 11% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated limited partnerships. The Trust's cost of its equity interest in the communities was $253,000. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Trust's share of this loan is $334,400. The Trust also obtained a $253,000 loan from an affiliated limited partnership to fund its investment. The $3,040,000 loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3 year Treasury Note plus 2.2%. The loan is due in March 2006. The $253,000 loan bears interest at prime plus 2% and is due no later than July 1997.

The Advisor is negotiating the sale of the Griffwood manufactured home community in Leesburg, Florida. A sale is currently expected to occur in the second quarter of 1997. The proceeds from the sale will be used to retire the $253,000 loan described above and to replenish cash reserves.

At December 31, 1996, the Trust's total mortgage debt, including its proportionate share of joint venture debt, was $4,003,800, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.4% at December 31, 1996.

The Trust owns interests in the following manufactured home communities at February 28, 1997:

                       Ownership
Name of Property      Percentage    Date Acquired           Location
-------------------   -----------   -------------   ------------------------
West Star                    100%   January 1993    Tucson, Arizona
Griffwood                    100%   October 1993    Leesburg, Florida
El Frontier                  100%   February 1994   Tucson, Arizona
Long Lake                     40%   June 1995       West Palm Beach, Florida
Apache East                   11%   February 1997   Phoenix, Arizona
Denali Park                   11%   February 1997   Phoenix, Arizona

The future sources of cash for the Trust will be provided from property operations, cash reserves, and from the sale of property. The future uses of cash will be for property and Trust operations, debt service and dividend payments to shareholders. The Advisor believes that the future sources of cash are sufficient to meet the working capital requirements of the Trust for the foreseeable future.

b)  Results of Operations
    ---------------------

The results of operations for the years ended December 31, 1996 and 1995 are not directly comparable due to the purchase of an interest in the Long Lake Village manufactured home community in June 1995. The Trust incurred net losses of $121,500 and $69,700 for the years ended December 31, 1996 and 1995, respectively. The net loss per common share was $0.65 in 1996 and $0.39 in 1995.

Rent and utilities revenues increased from $1,101,200 in 1995 to $1,144,100 in 1996. The overall occupancy of the Trust's three wholly-owned properties was 96% at both December 31, 1996 and 1995. Recent rent increases implemented include $8 per month at West Star effective January 1996; $11 and $7 per month at El Frontier effective August 1996 and August 1995, respectively; and $6 and $12 per month at Griffwood effective May 1996 and May 1995, respectively.

Equity in earnings of joint venture, which represents the Trust's 40% interest in the net income of the Long Lake manufactured home community, decreased from $23,700 in 1995 to $6,100 in 1996. The Long Lake community was 87% occupied at December 31, 1996 compared to 99% at December 31, 1995. The Advisor feels that the best long term course of action is to reduce the number of non-owner occupied mobile homes located in the community. Several of these homes were removed from the community in 1996 resulting in a decrease in occupancy. The vacant spaces are being marketed for owner occupied homes and the General Partners believe that the decrease in occupancy is temporary.

Interest income decreased from $21,000 in 1995 to $9,600 in 1996 due mainly to lower cash balances maintained by the Trust.

Property operating expenses increased from $540,700 in 1995 to $580,700 in 1996 due mainly to higher wage and utility costs, and losses incurred on the sale of park owned mobile homes at the Griffwood community.

Interest expense increased from $282,900 in 1995 to $299,900 in 1996 due mainly to approximately $570,000 of additional long-term indebtedness incurred by the Trust in connection with the refinancing of El Frontier in May 1995.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $75,000 in 1995 to $80,500 in 1996 due to a higher invested asset level subsequent to the acquisition of the 40% interest in the Long Lake Village community in June 1995.

General and administrative expenses decreased slightly from $68,000 in 1995 to $66,800 in 1996.

Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                           Page
                                                           ----
Independent Auditors' Report                               10

Balance Sheet at December 31, 1996                         11

Statements of Operations for the years ended
 December 31, 1996 and 1995                                12

Statements of Shareholders' Equity for
 the years ended December 31, 1996 and 1995                13

Statements of Cash Flows for the years ended
 December 31, 1996 and 1995                                14

Notes to Financial Statements                              15

INDEPENDENT AUDITORS' REPORT



The Shareholders
Windsor Real Estate Investment Trust 8
Escondido, California


We have audited the accompanying balance sheet of Windsor Real Estate Investment Trust 8 (the Trust) as of December 31, 1996 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Windsor Real Estate Investment Trust 8 as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


Costa Mesa, California
February 28, 1997

                          WINDSOR REAL ESTATE INVESTMENT TRUST 8
                          --------------------------------------
                                      BALANCE SHEET
                                      -------------

                                                                        December 31, 1996
                                                                        -----------------
ASSETS
------
Property held for investment, net                                       $       4,031,900
Property held for sale, net                                                     1,773,700
Investment in joint venture                                                       628,500
Cash and cash equivalents                                                         142,000
Deferred financing costs                                                           72,800
Other assets                                                                       59,800
                                                                     --------------------
                                                                        $       6,708,700
                                                                     ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Mortgage notes payable                                                $       3,363,800
  Accounts payable                                                                 14,700
  Accrued expenses                                                                 58,200
  Tenant deposits and other liabilities                                            19,700
  Due to Advisor                                                                  155,500
                                                                     --------------------
                                                                                3,611,900
                                                                     --------------------

Shareholders' equity:
  Preferred shares of beneficial interest, no par value; unlimited
  shares authorized; 98,073 shares issued and outstanding                       2,121,700

  Common shares of beneficial interest, no par value; unlimited
  shares authorized; 90,169 shares issued and outstanding                       1,922,900

  Cumulative net loss                                                             (42,600)

  Cumulative distributions                                                       (905,200)
                                                                     --------------------
                                                                                3,096,800
                                                                     --------------------
                                                                        $       6,708,700
                                                                     ====================

                See accompanying notes to financial statements.

                  WINDSOR REAL ESTATE INVESTMENT TRUST 8
                  --------------------------------------
                         STATEMENTS OF OPERATIONS
                         ------------------------

                                            For The Year Ended December 31,
                                         ---------------------------------
                                               1996                 1995
                                         ----------------     ------------
REVENUES
--------

Rent and utilities                          $   1,144,100     $  1,101,200
Equity in earnings of joint venture                 6,100           23,700
Interest                                            9,600           21,000
Other                                              15,000           12,800
                                         ----------------     ------------
                                                1,174,800        1,158,700
                                         ----------------     ------------

COSTS AND EXPENSES
------------------

Property operating                                580,700          540,700
Interest                                          299,900          282,900
Depreciation                                      268,400          261,800
Advisory fee                                       80,500           75,000
General and administrative:
  Related parties                                  29,300           29,200
  Other                                            37,500           38,800
                                         ----------------     ------------
                                                1,296,300        1,228,400
                                         ----------------     ------------

Net loss                                     $   (121,500)    $    (69,700)
                                         ================     ============

Net loss attributable to common shares       $    (58,200)    $    (34,800)
                                         ================     ============

Net loss per common share                    $      (0.65)    $      (0.39)
                                         ================     ============

Dividends per common share                   $       1.50     $       1.47
                                         ================     ============


                See accompanying notes to financial statements.

                                   WINDSOR REAL ESTATE INVESTMENT TRUST 8
                                   --------------------------------------
                                     STATEMENTS OF SHAREHOLDERS' EQUITY
                                     ----------------------------------
                               FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995
                               ----------------------------------------------

                                                           Cumulative
                           Preferred         Common        Net Income           Cumulative
                             Shares          Shares          (Loss)           Distributions        Total
                          ------------     ------------   ------------     ----------------     ------------
Balance at
 January 1,
  1995                    $  2,126,200     $  1,922,900    $   148,600     $       (346,000)    $  3,851,700

Net loss                                                       (69,700)                              (69,700)

Dividends -
 preferred                                                                         (144,400)        (144,400)


Dividends -
 common                                                                            (132,400)        (132,400)


Shares
 repurchased                    (4,500)                                                               (4,500)
                          ------------     ------------   ------------     ----------------     ------------

Balance at
 December 31,
  1995                       2,121,700        1,922,900         78,900             (622,800)       3,500,700


Net loss                                                      (121,500)                             (121,500)

Dividends -
 preferred                                                                         (147,100)        (147,100)

Dividends -
 common                                                                            (135,300)        (135,300)

                          ------------     ------------   ------------     ----------------     ------------
Balance at
 December 31,
  1996                    $  2,121,700     $  1,922,900    $   (42,600)    $       (905,200)    $  3,096,800
                          ============     ============   ============     ================     ============

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                  For The Year Ended December 31,
                                                                  ------------------------------
                                                                      1996             1995
                                                                  ------------    --------------
Cash flows from operating activities:
 Net loss                                                         $   (121,500)   $      (69,700)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Depreciation                                                        268,400           261,800
   Equity in earnings of joint venture                                  (6,100)          (23,700)
   Loss on sale of property                                             21,400             8,400
   Amortization of deferred financing costs                             16,900

Changes in operating assets and liabilities:
   Other assets                                                        (13,900)           (4,600)
   Accounts payable                                                     (4,600)             (400)
   Accrued expenses                                                     (7,000)           17,200
   Tenant deposits and other liabilities                                 2,500            (6,500)
   Due to Advisor                                                       80,500            75,000
                                                                  ------------    --------------
Net cash provided by operating activities                              236,600           257,500
                                                                  ------------    --------------

Cash flows from investing activities:
  Increase in property                                                 (57,100)         (119,100)
  Investment in joint venture                                          (10,000)         (588,700)
  Proceeds from sale of property                                         9,200            11,800
                                                                  ------------    --------------
Net cash used in investing activities                                  (57,900)         (696,000)
                                                                  ------------    --------------
Cash flows from financing activities:
  Dividends paid                                                      (282,400)         (276,800)
  Repayment of mortgage notes payable                                  (20,500)       (1,490,000)
  Proceeds from mortgage note payable                                                  2,050,000
  Payment of deferred financing costs                                                    (84,300)
  Shares repurchased                                                                      (4,500)
                                                                  ------------    --------------
Net cash (used in) provided by financing activities                   (302,900)          194,400
                                                                  ------------    --------------
Net decrease in cash and cash equivalents                             (124,200)         (244,100)

Cash and cash equivalents at beginning of year                         266,200           510,300
                                                                  ------------    --------------
Cash and cash equivalents at end of year                          $    142,000    $      266,200
                                                                  ============    ==============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (none capitalized)                                   $    284,300    $      264,300
                                                                  ============    ==============

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  THE TRUST AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------

The Trust
---------

Windsor Real Estate Investment Trust 8, an unincorporated California business trust (the Trust), was formed in November 1991 for the purpose of acquiring, managing and selling existing manufactured home communities. The Advisor of the Trust is The Windsor Corporation, a California corporation.

The Trust was funded through a public offering of common and preferred shares which commenced in April 1992 and terminated in April 1993. The Declaration of Trust provides for the Trust's termination not later than December 2006.

The following is a summary of the Trust's significant accounting policies:

Property Held for Investment or for Sale
----------------------------------------

Property held for investment or for sale is recorded at the lower of cost or estimated net realizable value after disposition costs, and depreciated over various estimated useful lives (building and improvements - 10 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

In 1996, the Trust adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Accordingly, property held for investment or for sale is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values of the properties may not be recoverable. Impairment is measured as the difference between the carrying value of the property and its fair value. The adoption of SFAS No. 121 did not have an effect on the 1996 financial statements of the Trust.

Investment in Joint Venture
---------------------------

The investment in joint venture is accounted for by the equity method of accounting as the Trust does not exercise control over the venture.

Financing Costs
---------------

Financing costs are amortized to interest expense over the life of the note using the level yield method.

Income Taxes
------------

The Trust operates in a manner intended to enable it to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Under those sections, a trust which distributes at least 95% of its investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Trust intends to continue to qualify and to distribute substantially all of its taxable income to its shareholders. Therefore, no provision for Federal income taxes is required.

Net Loss per Common Share
-------------------------

Net loss per common share is calculated using the two-class method and is based on the weighted average number of common shares outstanding during the year and the net loss allocated to the common shareholders. The weighted average number of common shares outstanding during the years ended December 31, 1996 and 1995 was 90,169.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Trust considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification
----------------

Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

NOTE 2.  DECLARATION OF TRUST
         --------------------

In accordance with the Declaration of Trust, no shareholder shall be personally liable for any liabilities, debts or obligations of, or claims against the Trust. The number of common and preferred shares outstanding at December 31, 1996 was 90,169 and 98,073, respectively, which represented capital contributions of $2,254,225 and $2,451,825, respectively.

The Advisor is entitled to receive from the Trust various fees and compensation which are summarized as follows:

Operational Stage
-----------------

For management of the Trust's business, the Advisor earns an advisory fee of 1% of invested assets and .5% of uninvested assets. The fee is subject to limitation if the Trust's total operating expenses (as defined) exceed the greater of 2% of the Trust's average invested assets or 25% of the Trust's net income. The fee is also subordinated to preferred shareholders receiving a minimum of 6% and maximum of 7% annual cumulative dividend, and to common shareholders receiving a 6% annual noncumulative dividend. Advisory fees of $80,500 and $75,000 were accrued during the years ended December 31, 1996 and 1995, respectively.

The Trust reimburses the Advisor for certain direct expenses and employee, executive and administrative time which are incurred on the Trust's behalf. The Trust was charged $35,700 and $34,600 for such costs during the years ended December 31, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

During the Trust's liquidation stage, the total compensation paid to all persons for the sale of Trust properties is limited to competitive real estate brokerage fees, not to exceed 6% of the contract price for the sale of the property. The Advisor may receive up to one-half of the competitive real estate brokerage fees, not to exceed 3%, if it provides a substantial amount of the services in the sales effort.

The Advisor also receives 15% of cash distributions from the sale or financing of Trust properties. The participation is subordinated to preferred shareholders receiving a return of capital plus an 8% per annum cumulative, non-compounded return; and to common stockholders receiving a return of capital plus a 10% per annum cumulative, non-compounded return. Returns are computed on a property-by-property basis.

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of two manufactured home communities summarized as follows:

Name of Property                     Date Acquired         Location
--------------------------------   -----------------   ----------------
West Star                          January 15, 1993    Tucson, Arizona
El Frontier                        February 18, 1994   Tucson, Arizona



                                            December 31, 1996
                                            -----------------
Land                                        $       1,564,100
Buildings and improvements                          2,912,400
Furniture and equipment                                57,000
                                            -----------------
                                                    4,533,500

Less accumulated depreciation                        (501,600)
                                            -----------------
                                            $       4,031,900
                                            =================

NOTE 4.  PROPERTY HELD FOR SALE
         ----------------------

Property held for sale consists of the Griffwood manufactured home community located in Leesburg, Florida, which was originally purchased in October 1993. The Trust decided to market the community for sale in December 1996. Accordingly, the community is classified as property held for sale in the accompanying balance sheet.

NOTE 5.  INVESTMENT IN JOINT VENTURE
         ---------------------------

In June 1995, the Trust purchased a 40% undivided interest in the Long Lake Village manufactured home community located in West Palm Beach, Florida, for a cost of $578,700. The remaining undivided interest in the community was acquired by an affiliated limited partnership. In connection with the purchase, the Trust and the affiliated limited partnership jointly obtained a $1,600,000 loan collateralized by the community. The Trust's share of the loan is $640,000. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.47% at December

31, 1996) and is due in June 2002. The Trust and the affiliated limited partnership are both contingently liable for the full amount of the loan.

The condensed financial position and results of operations of the joint venture since its date of purchase follows:

                                              December 31, 1996
                                              -----------------
Financial Position
------------------

Property held for investment, net             $       3,077,700
Cash                                                     23,900
Other assets                                            100,800
                                              -----------------
    Total assets                              $       3,202,400
                                              =================

Mortgage note payable                         $       1,600,000
Accounts payable                                         10,000
Other liabilities                                        21,100
                                              -----------------
    Total liabilities                                 1,631,100

Partners' equity                                      1,571,300
                                              -----------------
                                              $       3,202,400
                                              =================




                              Year Ended          Period Ended
                           December 31, 1996   December 31, 1995
                           -----------------   -----------------
Results of Operations
------------------------

Property revenues          $         589,100   $         322,900
                           -----------------   -----------------

Expenses:
  Property operating                 354,800             153,600
  Interest                           144,600              76,600
  Depreciation                        74,300              33,600
                           -----------------   -----------------
                                     573,700             263,800
                           -----------------   -----------------

Net Income                 $          15,400   $          59,100
                           =================   =================

NOTE 6.  MORTGAGE NOTES PAYABLE
         ----------------------

Mortgage notes payable consist of the following at December 31, 1996:

Note payable, collateralized by property held for sale, payable in monthly installments of $10,919, including interest at the 6-month Treasury Bill
rate plus 3% (8.37% at December 31, 1996), due in November 1998                 $   1,313,800


Note payable, collateralized by property held for investment, payable in monthly interest only installments bearing interest at 90-day LIBOR plus
 2.95% (8.47% at December 31, 1996), due in June 2002                               2,050,000
                                                                                -------------
                                                                                $   3,363,800
                                                                                =============

In May 1995, the Trust repaid a $1,461,600 mortgage note payable.

Maturities on mortgage notes payable for the next five years, assuming no changes in interest or payment rates, are as follows:

              1997            $      21,900
              1998                1,291,900
              Thereafter          2,050,000
                              -------------
                              $   3,363,800
                              =============

NOTE 7.  COMMON AND PREFERRED SHARES
         ---------------------------

Preferred shareholders receive a minimum of 6% and a maximum of 7% cumulative, preferred dividend, the preferred dividend rate to be established annually by the Board of Trustees. After the payment of preferred dividends, common shareholders are eligible to receive a noncumulative dividend equal to the preferred dividend rate for that year. Any further dividends declared are paid equally on a per share basis to common and preferred shareholders. The preferred dividend rate, as established by the Board of Trustees, was 6% for both the years ended December 31, 1996 and 1995.

For federal income tax purposes, earnings and profits of the Trust will be allocated to preferred and common shareholders in accordance with their dividend priorities. Accordingly, taxable income is first allocated to preferred shareholders to the extent of their dividend priority.

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments. The mortgage notes payable bear interest at a variable rate indexed to either Treasury Bills or LIBOR; therefore, the Advisor believes the carrying values of the notes approximate fair value.

NOTE 9.  SUBSEQUENT EVENT
         ----------------

In February 1997, the Trust purchased an 11% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated limited partnerships. The Trust's cost of its equity interest in the communities was $253,000. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Trust's share of this loan is $334,400. The Trust also obtained a $253,000 loan from an affiliated partnership to fund its investment. The $3,040,000 loan initially bears interest at 8.375%. In March 2000 and 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2%. The loan is due in March 2006. The $253,000 loan bears interest at prime plus 2% and is due no later than July 1997.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

There were no disagreements over accounting or financial disclosure with the independent accountants for the Trust.

                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The names, ages, and nature of the positions held by the Trustees and executive officers of the Trust follow:

          Name             Age                  Office
------------------------   ----   -----------------------------------

John A. Coseo, Jr.          58    Chairman, Chief Executive Officer,
                                  President, Chief Financial Officer,
                                  Secretary
Jerry D. Swanger, Sr.       62    Independent Trustee
Vincent R. Ciruzzi          68    Independent Trustee

A brief background of the Trustees and executive officers of the Trust follows.

John A. Coseo, Jr. (58) was the founder of The Windsor Corporation in 1974 and has been actively involved in all facets of the manufactured housing business since that time. From 1979 to the present, Mr. Coseo and The Windsor Corporation have acted as the General Partners in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is
the Chairman and Chief Executive Officer of The Windsor Corporation.   Mr. Coseo
is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Jerry D. Swanger, Sr. (62) has been president of Mark II Properties, a San Diego based real estate development firm, since 1975. Mark II Properties has developed residential, commercial, office and industrial projects located in Southern California and Nevada. Most of the properties developed by Mark II have been retained for Mark II's portfolio and are currently under management by Mark II.

Vincent R. Ciruzzi (68). From 1985 to 1991 Mr. Ciruzzi was president and chief executive officer of San Diego Entertainment, Inc., which operated the San Diego Sports Arena. He is president of his own company, Vincent R. Ciruzzi Investments, Inc., and consults in real estate oriented investments. He is also affiliated with University Financial Associates, Inc. which specializes in real estate investments. He was also a senior executive of Sears, where his assignments concentrated on the management and development of new stores and shopping centers.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

The Trust pays each Independent Trustee an annual fee of $2,000 plus $500 for each meeting of Trustees attended in person ($150 if attended via telephone) and reimburses the Trustees for their travel expenses and other out-of-pocket expenses incurred in connection with attending meetings and for carrying on the business of the Trust. Independent Trustees receive additional compensation (and expense reimbursements) for on-site reviews of prospective property acquisitions. Independent Trustee fees for the years ended December 31, 1996 and 1995 were $6,000 and $5,000, respectively.

Trustees and officers who are affiliated with the Advisor receive no compensation from the Trust for their services as Trustees and officers. Such Trustees and officers are, however, compensated indirectly by their relationship with the Advisor, and are reimbursed for their expenses in attending meetings of the Trustees and for carrying on the business of the Trust.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     No person is known by the Trust to be the beneficial owner of more than 5% of the common shares.


(b)  Security Ownership of Management

     No executive officer or Trustee of the Trust is the owner of common or preferred shares of the Trust. The Advisor of the Trust, The Windsor Corporation held the following stock ownership at December 31, 1996.

                                                       Amount and
                                                         Nature
                                                      of Beneficial     Percent of
Title                        Beneficial Owner          Ownership           Class
--------------------      -----------------------   ---------------     -----------
Shares of Beneficial      The Windsor Corporation   320 preferred              .33%
Interest                  Escondido, CA             200 common                 .22%


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation accrued or paid to the Advisor and affiliates during the years ended December 31, 1996 and 1995.

Form of Compensation and Entity Receiving                1996         1995
---------------------------------------------------   ----------   ----------
Advisory fee - The Windsor Corporation                $   80,500   $   75,000
Expense reimbursements - The Windsor Corporation      $   35,700   $   34,600


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)    Exhibits and Index of Exhibits

                 (3) -  Declaration of Trust filed as Exhibit 3.1 to Registration
                        Statement No. 33-44206  and incorporated herein by reference.

                 (11) - Computation of Net Loss Per Common Share

                 (27) - Financial Data Schedule


          (b)    Reports on Form 8-K

                 There were no reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24 day of March, 1997.


                 WINDSOR REAL ESTATE INVESTMENT TRUST 8



                 By: /s/ John A. Coseo, Jr.
                    ---------------------------------------------------------
                    JOHN A. COSEO, JR.
                    Chairman, Chief Executive Officer,
                    President, Chief Financial Officer,
                    Secretary

Date:  March 24, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title         Date
---------                       -----         ----

/s/ John A. Coseo, Jr.          Trustee       March 24, 1997
----------------------------
JOHN A. COSEO, JR.



/s/ Jerry D. Swanger, Sr.       Trustee       March 24, 1997
----------------------------
JERRY D. SWANGER, SR.



/s/ Vincent R. Ciruzzi
----------------------------    Trustee       March 24, 1997
VINCENT R. CIRUZZI
