Form 10QSB
period 1997-03-31
WINDSOR REAL ESTATE INVESTMENT TRUST 8
filed 1997-05-13
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended    March 31, 1997
                                    --------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from __________________ to __________________


      Commission file number   000-21470
                            -----------------------------------------------


                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                California                                33-6109499
      -------------------------------                -------------------
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

          SIGNATURE


                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                                      March 31, 1997
                                                                      --------------
ASSETS
------

Property held for investment:
  Land                                                                $    1,564,100
  Buildings and improvements                                               2,935,800
  Fixtures and equipment                                                      57,000
                                                                      --------------
                                                                           4,556,900
Less accumulated depreciation                                               (542,300)
                                                                      --------------

                                                                           4,014,600

Property held for sale, net                                                1,767,400
Investments in joint ventures                                                871,800
Cash and cash equivalents                                                    115,400
Deferred financing costs                                                      68,600
Other assets                                                                  58,500
                                                                      --------------

                                                                      $    6,896,300
                                                                      ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Mortgage notes payable                                              $    3,358,500
  Accounts payable                                                            13,200
  Accrued expenses                                                            71,300
  Tenant deposits and other liabilities                                       13,500
  Due to Advisor                                                             175,600
  Due to affiliate                                                           244,000
                                                                      --------------
                                                                           3,876,100
                                                                      --------------
Shareholders' equity:
  Preferred shares of beneficial interest, no par value, unlimited
   shares authorized; 98,073 shares issued and outstanding                 2,121,700


  Common shares of beneficial interest, no par value, unlimited
  shares authorized; 90,169 shares issued and outstanding                  1,922,900

  Cumulative net loss                                                        (48,600)

  Cumulative distributions                                                  (975,800)
                                                                      --------------

                                                                           3,020,200
                                                                      --------------

                                                                      $    6,896,300
                                                                      ==============


                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                          Three Months Ended March 31
                                          ---------------------------

                                             1997             1996
                                          ----------       ----------

REVENUES
--------

Rent and utilities                        $  293,100       $  282,300
Equity in earnings of joint ventures          (3,800)           9,600
Interest                                       1,100            2,800
Other                                          4,300            3,700
                                          ----------       ----------

                                             294,700          298,400
                                          ----------       ----------
COSTS AND EXPENSES
------------------

Property operating                           144,600          130,500
Interest                                      78,100           75,700
Depreciation                                  40,600           67,200
Advisory fee                                  20,100           20,100
General and administrative:
  Related parties                              8,500            6,400
  Other                                        8,800           10,200
                                          ----------       ----------

                                             300,700          310,100
                                          ----------       ----------

Net loss                                  $   (6,000)      $  (11,700)
                                          ==========       ==========

Net loss attributable to common shares    $   (2,900)      $   (5,600)
                                          ==========       ==========

Net loss per common share                 $    (0.03)      $    (0.06)
                                          ==========       ==========

Dividends per common share                $     0.37       $     0.37
                                          ==========       ==========

                See accompanying notes to financial statements.

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                     --------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (unaudited)

                                                       Three Months Ended March 31
                                                      ----------------------------
                                                           1997           1996
                                                      ------------    -----------
Cash flows from operating activities:
 Net loss                                              $    (6,000)   $   (11,700)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation                                              40,600         67,200
  Equity in earnings of joint ventures                       3,800         (9,600)
  Joint ventures' cash distributions                         1,500          9,600
  Amortization of deferred financing costs                   4,200          4,300
  Loss on sale of property                                   1,100            700

  Changes in operating assets and liabilities:
    Other assets                                             1,300         (5,400)
    Accounts payable                                         1,200         (9,000)
    Accrued expenses                                        13,100          7,700
    Tenant deposits and other liabilities                   (6,200)        (6,300)
    Due to Advisor                                          20,100         20,100
                                                       -----------    -----------
  Net cash provided by operating activities                 74,700         67,600
                                                       -----------    -----------

Cash flows from investing activities:
  Increase in property                                     (25,400)       (35,400)
  Investment in joint venture                               (8,000)
  Proceeds from sale of property                             7,300            200
  Joint venture cash distributions                             700          2,400
                                                       -----------    -----------

Net cash used in investing activities                      (25,400)       (32,800)
                                                       -----------    -----------

Cash flows from financing activities:
  Dividends paid                                           (70,600)       (70,600)
  Repayment of mortgage notes payable                       (5,300)        (4,700)
                                                       -----------    -----------

Net cash used in financing activities                      (75,900)       (75,300)
                                                       -----------    -----------

Net decrease in cash and cash equivalents                  (26,600)       (40,500)

Cash and cash equivalents at beginning of period           142,000        266,200
                                                       -----------    -----------

Cash and cash equivalents at end of period             $   115,400    $   225,700
                                                       ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                        $    73,900    $    64,100
                                                       ===========    ===========

                See accompanying notes to financial statements.

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                     --------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1997 and the related statements of operations and of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

In April 1997, the Trust sold the Griffwood community for approximately $1,883,900 (net of selling and closing costs of $52,300 and a $60,800 real estate commission paid to an unrelated third party). In connection with the sale, $188,000 of sales proceeds were retained by the purchaser, a non-profit Co-Op formed by the residents of the community for the purpose of purchasing Griffwood. These proceeds, which are non-interest bearing, will be remitted to the Trust as additional shares of the Co-Op are sold, but in no event later than April 2002.

The Trust has deferred an accounting gain on sale of approximately $110,200, pending the receipt of additional sales proceeds.

NOTE 3.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

In February 1997, the Trust purchased an 11% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Trust's cost of its equity interest in the communities was $241,300. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Trust's share of this loan is $334,400. The Trust also obtained a $244,000 advance from an affiliated entity to fund its investment. The $3,040,000 loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2% and the loan is due in March 2006. The $244,000 advance from affiliate bears interest at prime plus 2% and was repaid in April 1997.

The Trust's investments in joint ventures consist of interests in three manufactured home communities at March 31, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the three months ended March 31, 1997 and 1996 follows:

                                1997          1996
                           -----------   -----------

      Total revenues       $   228,300   $   162,000
                           -----------   -----------
      Expenses:
      Property operating       127,100        84,400
      Interest                  64,600        35,800
      Depreciation              36,300        17,800
                           -----------   -----------

                               228,000       138,000
                           -----------   -----------

      Net income           $       300   $    24,000
                           ===========   ===========


NOTE 4.  NET LOSS PER COMMON SHARE
         -------------------------

Net loss per common share is calculated using the two class method and is based on the weighted average number of common shares outstanding during the period and the net loss allocated to the common shareholders. The weighted average number of common shares outstanding during both the three months ended March 31, 1997 and 1996 was 90,169.

NOTE 5.  RELATED PARTY TRANSACTIONS
         --------------------------

The Advisor is entitled to receive from the Trust various fees and compensation which are summarized as follows:

Operational Stage
-----------------

For management of the Trust's business, the Advisor is paid an advisory fee of 1% of invested assets and .5% of uninvested assets. The fee is subject to limitation if the Trust's total operating expenses (as defined) for the year exceed the greater of 2% of the Trust's average invested assets or 25% of the Trust's net income. The fee is also subordinated to preferred shareholders receiving a minimum of 6% and a maximum of 7% annual cumulative dividend, and to common shareholders receiving a 6% annual noncumulative dividend. During both the three months ended March 31, 1997 and 1996, the Trust accrued advisory fees $20,100 payable to the Advisor.

The Trust reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Trust's behalf. The Trust was charged $10,300 and $7,600 for such costs during the three months ended March 31, 1976 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                     --------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

March 31, 1997 as compared to December 31, 1996
-----------------------------------------------

The Trust's primary sources of cash during the three months ended March 31, 1997 were from the operations of its investment properties and an advance from an affiliated entity. The primary uses of cash during the same period were for a joint venture investment, cash dividends, and debt service.

In February 1997, the Trust purchased an 11% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Trust's cost of its equity interest in the communities was $241,300. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Trust's share of this loan is $334,400. The Trust also obtained a $244,000 advance from an affiliated entity to fund its investment. The $3,040,000 loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2% and the loan is due in March 2006. The $244,000 advance from affiliate bears interest at prime plus 2% and was repaid in April 1997.

In April 1997, the Trust sold the Griffwood community for approximately $1,883,900 (net of selling and closing costs of $52,300 and a $60,800 real estate commission paid to an unrelated third party). The sale of the community was considered to be in the best interests of the shareholders as it was becoming increasingly difficult to maintain occupancy at the community due to its smaller homesites. It was felt that the investment in the Phoenix communities provided a much better return potential to the investors. In connection with the sale, $188,000 of sales proceeds were retained by the purchaser, a non-profit Co-Op formed by the residents of the community for the purpose of purchasing Griffwood. These proceeds, which are non-interest bearing, will be remitted to the Trust as additional shares of the Co-Op are sold, but in no event later than April 2002. The proceeds from the sale were used to repay the advance from an affiliated entity and to replenish cash reserves.

At March 31, 1997, the Trust's total mortgage debt, including its proportionate share of joint venture debt, was $4,338,200, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.4% at March 31, 1997. Approximately, $1.3 million of mortgage debt was repaid in April 1997 in connection with the sale of the Griffwood community, as discussed previously.

The future sources of cash for the Trust will be provided from property operations, cash reserves, and ultimately from the sale of property. The future uses of cash will be for property and Trust operations, debt service and cash dividends to shareholders. The Advisor believes that the future sources of cash are sufficient to meet the working capital requirements of the Trust for the foreseeable future.

Results of Operations
---------------------

Three months ended March 31, 1997 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1996
----

The results of operations for the three months ended March 31, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997. The Trust incurred net losses of $6,000 and $11,700 for the three months ended March 31, 1997 and 1996, respectively. Net loss per common share was $0.03 in 1997 and $0.06 in 1996.

Rent and utilities revenues increased from $282,300 in 1996 to $293,100 in 1997. The overall occupancy of the Trust's three wholly-owned properties decreased slightly from 97% at March 31, 1996 to 95% at March 31, 1997. Despite the slight decrease in occupancy, revenues improved due mainly to rent increases implemented during the past year. These include $7 per month at West Star effective January 1997, $11 per month at El Frontier effective August 1996, and $6 per month at Griffwood effective May 1996.

Equity in earnings of joint ventures represents the Trust's share of the net income of three joint venture properties in 1997 and one joint venture property in 1996 (as discussed previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $9,600 in 1996 to a $3,800 loss in 1997. The reason for the decrease is mainly due to a decline in occupancy at the Long Lake Village community. During 1996, a number of lower quality non-owner occupied mobile homes were removed from the community in order to upgrade the resident profile and the long-term value of the community. These spaces are now being marketed aggressively to higher quality owner occupied homes and the Advisor believes that the decline in occupancy will be temporary.

Interest income decreased from $2,800 in 1996 to $1,100 in 1997 due mainly to lower cash balances maintained by the Trust.

Property operating expense increased from $130,500 in 1996 to $144,600 in 1997 due mainly to higher wage and utilities costs.

Interest expense increased from $75,700 in 1996 to $78,100 in 1997 due mainly to interest incurred on the $244,000 advance from affiliate, as discussed previously.

Depreciation expense decreased from $67,200 in 1996 to $40,600 in 1997, because the Griffwood community has not been depreciated since the decision to market it for sale was made in December 1996.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fees of $20,100 were accrued during both the three months ended March 31, 1997 and 1996.

General and administrative expenses increased slightly from $16,600 in 1996 to $17,300 in 1997 due to higher employee time charges from the Advisor.

                                    PART II
                                    -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   a)  Exhibits and Index of Exhibits

       11)  Computation of Net Loss Per Common Share

       27)  Financial Data Schedule

   b)  Reports on Form 8-K

       1) A Form 8-K (dated March 5, 1997) was filed with regards to the Trust's acquisition of interests in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona.

            The item reported in this current report was Item 2 (acquisition or disposition of assets).

       2) A Form 8-K/A (dated April 28, 1997) was filed with regards to the Trust's acquisition of interests in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona and with regards to the Trust's sale of the Griffwood manufactured home community located in Leesburg, Florida.

            The items reported in this current report were Item 2 (acquisition or disposition of assets) and Item 7 (financial statements, proforma financial information and exhibits).

            A summary of the financial information included in the report follows:

            a) Financial Statements and Proforma Financial Information of Apache East Estates and Denali Park Estates Manufactured Home Communities.

            b) Proforma Financial Information of Windsor Real Estate Investment Trust 8.

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINDSOR REAL ESTATE INVESTMENT TRUST 8
                         --------------------------------------
                                    (Registrant)



                         By  /s/ John A. Coseo, Jr.
                            -----------------------------------------
                           JOHN A. COSEO, JR.
                           Chairman, Chief Executive Officer,
                           President, Secretary


Date:  May 12, 1997