Form 10QSB
period 1997-06-30
WINDSOR REAL ESTATE INVESTMENT TRUST 8
filed 1997-08-12
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended              June 30, 1997
                                    -----------------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from ___________________ to ___________________


      Commission file number   000-21470
                             -------------------------------------------------


                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
            ------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                   California                                33-6109499
---------------------------------------------       ---------------------------
(State or other jurisdiction of incorporation                   (IRS
              or organization)                      Employer Identification No.)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
-------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (760) 746-2411
          ----------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [_]

                               TABLE OF CONTENTS

                                     PART I
                                     ------


                                                                            Page
                                                                            ----

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K                                    13


          SIGNATURE

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                                   June 30, 1997
                                                                   -------------
ASSETS
------
Property held for investment:
  Land                                                             $  1,564,200
  Buildings and improvements                                          2,941,600
  Fixtures and equipment                                                 57,000
                                                                   ------------

                                                                      4,562,800
Less accumulated depreciation                                          (583,100)
                                                                   ------------
                                                                      3,979,700

Investments in joint ventures                                           874,600
Cash and cash equivalents                                               211,500
Deferred financing costs                                                 59,200
Other assets                                                            115,300
                                                                   ------------

                                                                   $  5,240,300
                                                                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Mortgage note payable                                            $  2,050,000
  Accounts payable                                                       16,400
  Accrued expenses                                                       41,400
  Tenant deposits and other liabilities                                   9,500
  Due to Advisor                                                        184,300
                                                                   ------------
                                                                      2,301,600
                                                                   ------------
Shareholders' equity:
  Preferred shares of beneficial interest, no par value,
   unlimited shares authorized; 98,073 shares issued and
   outstanding                                                        2,121,700


  Common shares of beneficial interest, no par value,
   unlimited shares authorized; 90,169 shares issued and
   outstanding                                                        1,922,900

  Cumulative net loss                                                   (59,500)

  Cumulative distributions                                           (1,046,400)
                                                                   ------------

                                                                      2,938,700
                                                                   ------------

                                                                   $  5,240,300
                                                                   ============

                See accompanying notes to financial statements.

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                     --------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (unaudited)

                                            Three Months Ended June 30
                                            --------------------------
                                                1997          1996
                                            -----------    -----------
REVENUES
--------
Rent and utilities                          $   220,200    $   278,400
Equity in earnings of joint ventures            (10,000)         6,700
Interest                                          1,800          2,200
Other                                             2,400          3,600
                                            -----------    -----------
                                                214,400        290,900
                                            -----------    -----------
COSTS AND EXPENSES
------------------
Property operating                               99,900        141,100
Interest                                         53,800         74,700
Depreciation                                     40,800         67,400
Advisory fee                                      8,700         20,100
General and administrative:
  Related parties                                11,500          7,800
  Other                                          10,600          8,900
                                            -----------    -----------
                                                225,300        320,000
                                            -----------    -----------
Net loss                                    $   (10,900)   $   (29,100)
                                            ===========    ===========
Net loss attributable to common shares      $    (5,200)   $   (14,000)
                                            ===========    ===========
Net loss per common share                   $     (0.06)   $     (0.16)
                                            ===========    ===========
Dividends per common share                  $      0.37    $      0.37
                                            ===========    ===========

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                             Six Months Ended June 30
                                            --------------------------
                                                1997           1996
                                            -----------    -----------
REVENUES
--------
Rent and utilities                          $   513,300    $   560,700
Equity in earnings of joint ventures            (13,800)        16,300
Interest                                          2,900          5,000
Other                                             6,700          7,300
                                            -----------    -----------
                                                509,100        589,300
                                            -----------    -----------
COSTS AND EXPENSES
------------------

Property operating                              244,500        271,600
Interest                                        131,900        150,400
Depreciation                                     81,400        134,600
Advisory fee                                     28,800         40,200
General and administrative:
  Related parties                                20,000         14,200
  Other                                          19,400         19,100
                                            -----------    -----------
                                                526,000        630,100
                                            -----------    -----------
Net loss                                    $   (16,900)   $   (40,800)
                                            ===========    ===========
Net loss attributable to common shares      $    (8,100)   $   (19,600)
                                            ===========    ===========
Net loss per common share                   $     (0.09)   $     (0.22)
                                            ===========    ===========
Dividends per common share                  $      0.75    $      0.75
                                            ===========    ===========

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                       Six Months Ended June 30
                                                      --------------------------
                                                         1997            1996
                                                      ----------      ----------
Cash flows from operating activities:
 Net loss                                             $ (16,900)      $ (40,800)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
    Depreciation                                         81,400         134,600
    Equity in earnings of joint ventures                 13,800         (16,300)
    Joint ventures' cash distributions                                   16,300
    Amortization of deferred financing costs              7,200           8,500
    Loss on sale of property                              3,000           6,900

  Changes in operating assets and liabilities:
    Other assets                                         15,900           6,200
    Accounts payable                                      1,700          (9,200)
    Accrued expenses                                     (8,800)           (800)
    Tenant deposits and other liabilities               (10,200)         (5,500)
    Due to Advisor                                       28,800          40,300
                                                      ---------       ---------
Net cash provided by operating activities               115,900         140,200
                                                      ---------       ---------
Cash flows from investing activities:
  Proceeds from sale of property                        392,900           2,700
  Increase in property                                  (31,100)        (45,100)
  Investment in joint ventures                          (18,600)
  Joint venture cash distributions                                        5,700
                                                      ---------       ---------
Net cash provided by (used in) investing activities     343,200         (36,700)
                                                      ---------       ---------
Cash flows from financing activities:
  Repayment of due to affiliate                        (241,300)
  Dividends paid                                       (141,200)       (141,200)
  Repayment of mortgage notes payable                    (7,100)         (9,800)
                                                      ---------       ---------
Net cash used in financing activities                  (389,600)       (151,000)
                                                      ---------       ---------
Net increase (decrease) in cash and cash equivalents     69,500         (47,500)
Cash and cash equivalents at beginning of period        142,000         266,200
                                                      ---------       ---------
Cash and cash equivalents at end of period            $ 211,500       $ 218,700
                                                      =========       =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                       $ 133,300       $ 143,500
                                                      =========       =========

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1997 and the related statements of operations for the three and six months ended June 30, 1997 and 1996 and the statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Trust's annual financial statements and notes.


NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

In February 1997, the Trust purchased an 11% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Trust's cost of its equity interest in the communities was $241,300. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Trust's share of this loan is $334,400. The Trust also obtained a $241,300 advance from an affiliated entity to fund its investment. The $3,040,000 loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2% and the loan is due in March 2006. The $241,300 advance from affiliate bears interest at prime plus 2% and was repaid in April 1997.

The Trust's investments in joint ventures consist of interests in three manufactured home communities at June 30, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the six months ended June 30, 1997 and 1996 follows:

                              1997          1996
                          -----------    -----------

Total revenues            $   509,500    $   306,000
                          -----------    -----------

Expenses:
  Property operating          294,800        157,500
  Interest                    168,000         71,800
  Depreciation                104,900         36,000
                          -----------    -----------

                              567,700        265,300
                          -----------    -----------

Net income                $   (58,200)   $    40,700
                          ===========    ===========

NOTE 3.  NET LOSS PER COMMON SHARE
         -------------------------

Net loss per common share is calculated using the two class method and is based on the weighted average number of common shares outstanding during the period and the net loss allocated to the common shareholders. The weighted average number of common shares outstanding during the three and six months ended June 30, 1997 and 1996 was 90,169.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The Advisor is entitled to receive from the Trust various fees and compensation which are summarized as follows:

Operational Stage
-----------------

For management of the Trust's business, the Advisor earns an advisory fee of 1% of invested assets and .5% of uninvested assets. The fee is subject to limitation if the Trust's total operating expenses (as defined) for the year exceed the greater of 2% of the Trust's average invested assets or 25% of the Trust's net income. The fee is also subordinated to preferred shareholders receiving a minimum of 6% and a maximum of 7% annual cumulative dividend, and to common shareholders receiving a 6% annual noncumulative dividend. During the three and six months ended June 30, 1997, the Trust accrued advisory fees of $8,700 and $28,800, respectively, and $20,100 and $40,200 for the three and six months ended June 30, 1996, respectively.

The Trust reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Trust's behalf. The Trust was charged $13,000 and $9,600 for such costs during the three months ended June 30, 1997 and 1996, respectively; and $23,300 and $17,200 for the six months ended June 30, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

During the Trust's liquidation stage, the total compensation paid to all persons for the sale of Trust properties is limited to competitive real estate brokerage fees, not to exceed 6% of the contract price for the sale of the property. The Advisor may receive up to one-half of the competitive real estate brokerage fees, not to exceed 3%, if it provides a substantial amount of the services in the sales effort. No commissions were paid to the Advisor during the three and six months ended June 30, 1997 and 1996.

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

NOTE 5.  PROPERTY HELD FOR SALE
         ----------------------

In April 1997, the Trust sold the Griffwood manufactured home community for approximately $1,882,000 (net of closing costs of $54,200 and a $60,800 real estate commission paid to an unrelated third party). In connection with the sale, $188,000 of sales proceeds were retained by the purchaser, a non-profit Co-Op formed by the residents of the community for the purpose of purchasing Griffwood. These proceeds, which are non-interest bearing, will be remitted to the Trust as additional shares of the Co-Op are sold, but in no event later than April 2002. The Trust has deferred an accounting gain on sale of approximately $112,400, pending the receipt of additional sales proceeds. The deferred gain is netted against the receivable from the seller and included with other assets on the accompanying Balance Sheet.

Also, in connection with the sale, the Trust repaid a $1.3 million mortgage note payable.

The following proforma information assumes the sale of the Griffwood community occurred on January 1, 1996.

                                      Three Months Ended             Six Months Ended
                                           June 30                      June 30
                                  -------------------------------------------------------
                                      1997          1996           1997           1996
                                  -------------------------------------------------------
Revenues                          $   202,600    $   211,300   $   414,500    $   426,900
                                  ===========    ===========   ===========    ===========

(Loss) income from
  continuing operations           $    (3,700)   $     3,600   $    (7,200)   $    13,800
                                  ===========    ===========   ===========    ===========

(Loss) income from
 continuing operations
 per common share                 $     (0.02)   $      0.02   $     (0.04)   $      0.07
                                  ===========    ===========   ===========    ===========

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

June 30, 1997 as compared to December 31, 1996
----------------------------------------------

The Trust's primary sources of cash during the six months ended June 30, 1997 were from the operations of its investment properties, proceeds from the sale of an investment property, and an advance from an affiliated entity. The primary uses of cash during the same period were for the repayment of a mortgage note payable and an advance from an affiliated entity, cash dividends, and debt service.

In February 1997, the Trust purchased an 11% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The Trust's cost of its equity interest in the communities was $241,300. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Trust's share of this loan is $334,400. The Trust also obtained a $241,300 advance from an affiliated entity to fund its investment. The $3,040,000 loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2% and the loan is due in March 2006. The $241,300 advance from affiliate bears interest at prime plus 2% and was repaid in April 1997.

In April 1997, the Trust sold the Griffwood manufactured home community for approximately $1,882,000 (net of closing costs of $54,200 and a $60,800 real estate commission paid to an unrelated third party). In connection with the sale, $188,000 of sales proceeds were retained by the purchaser, a non-profit Co-Op formed by the residents of the community for the purpose of purchasing Griffwood. These proceeds, which are non-interest bearing, will be remitted to the Trust as additional shares of the Co-Op are sold, but in no event later than April 2002. The proceeds from the sale were used to repay a mortgage note payable and the advance from an affiliated entity, and to replenish cash reserves.

The Advisor considered the sale of the Griffwood community to be in the best interests of the shareholders as it was becoming increasingly difficult to maintain occupancy at the community due to its smaller homesites, which could not accommodate the larger homes which were primarily being sold in the area. It was felt that the investment in the Phoenix communities provided a much better return potential to shareholders.

At June 30, 1997, the Trust's total mortgage debt, including its proportionate share of joint venture debt, was $3,024,400, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.7% at June 30, 1997. Approximately, $1.3 million of mortgage debt was repaid in April 1997 in connection with the sale of the Griffwood community, as discussed previously.

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

Results of Operations
---------------------

Six months ended June 30, 1997 as compared to six months ended June 30, 1996
----------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997 and due to the sale of the Griffwood manufactured home community in April 1997. The Trust incurred net losses of $16,900 and $40,800 for the six months ended June 30, 1997 and 1996, respectively. The net loss per common share was $0.09 in 1997 compared to $0.22 in 1996.

As a result of the sale of the Griffwood community, all major revenue and expense categories decreased in 1997, specifically, rent and utilities revenues, property operating costs, interest and depreciation.

The overall occupancy of the Trust's two wholly-owned properties was 97% at June 30, 1997 compared to 95% for three properties at June 30, 1996. Recent rent increases implemented include $7 per month at West Star effective January 1997 and $11 per month at El Frontier effective August 1996.

Equity in earnings of joint ventures represents the Trust's share of the net income of three joint venture properties in 1997 and one joint venture property in 1996 (as discussed previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $16,300 in 1996 to a $13,800 loss in 1997. As projected, the Apache East Estates and Denali Park Estates have incurred book losses since their acquisition, which has contributed to the decrease in equity in earnings of joint ventures in 1997. However, after adding back noncash depreciation expense, these properties are generating cash flow to the Trust as expected. Also contributing to the lower equity in earnings of joint ventures is the Long Lake Village community where occupancy and revenues are lower in 1997. This decrease is due to a number of lower quality non-owner occupied homes which were removed from the property in 1996 in an effort to upgrade the resident profile and the long-term value of the community. The property is currently being marketed aggressively to higher quality owner-occupied homes. A $10 per month rent increase was implemented in January 1997.

Interest income decreased from $5,000 in 1996 to $2,900 in 1997 due mainly to lower cash balances maintained by the Trust.

Interest expense decreased from $150,400 in 1996 to $131,900 in 1997 due mainly to the repayment of a $1.3 million mortgage note in connection with the sale of Griffwood in April 1997.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense decreased from $40,200 in 1996 to $28,800 in 1997, due to a lower invested asset level subsequent to the sale of the Griffwood community, and due to certain subordination provisions.

General and administrative expenses increased from $33,300 in 1996 to $39,400 in 1997 due mainly to higher employee time charges from the Advisor.

Three months ended June 30, 1997 as compared to three months ended June 30, 1996
--------------------------------------------------------------------------------

The results of operations for the three months ended June 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997 and due to the sale of the Griffwood manufactured home community in April 1997. The Trust incurred net losses of $10,900 and $29,100 for the three months ended June 30, 1997 and 1996, respectively. The net loss per common share was $0.06 in 1997 compared to $0.16 in 1996.

As a result of the sale of the Griffwood community, all major revenue and expense categories decreased in 1997, specifically, rent and utilities revenues, property operating costs, interest and depreciation.

Equity in earnings of joint ventures represents the Trust's share of the net income of three joint venture properties in 1997 and one joint venture property in 1996 (as discussed previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $6,700 in 1996 to a $10,000 loss in 1997, for the reasons discussed previously.

Interest income decreased from $2,200 in 1996 to $1,800 in 1997, due mainly to lower cash balances maintained by the Trust.

Interest expense decreased from $74,700 in 1996 to $53,800 in 1997, due mainly to the repayment of a $1.3 million mortgage note payable in connection with the sale of the Griffwood community.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense decreased from $20,100 in 1996 to $8,700 in 1997 due to a lower invested asset level subsequent to the sale of the Griffwood community in April 1997, and due to certain subordination provisions.

General and administrative expenses increased from $16,700 in 1996 to $22,100 in 1997 due mainly to higher employee time charges from the Advisor.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     a)   Exhibits and Index of Exhibits

                    11)  Computation of Net Loss Per Common Share

                    27)  Financial Data Schedule

     b)   Reports on Form 8-K

          A Form 8-K/A (dated April 28, 1997) was filed with regards to the Trust's acquisition of interests in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona, and with regards to the Trust's sale of the Griffwood manufactured home community located in Leesburg, Florida.

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


                                      WINDSOR REAL ESTATE INVESTMENT TRUST 8
                                      --------------------------------------
                                           (Registrant)



                                      By  /s/ John A. Coseo, Jr.
                                          ----------------------------
                                         JOHN A. COSEO, JR.
                                         Chairman, Chief Executive Officer,
                                         President, Secretary


Date:  August 11, 1997