Form 10QSB
period 1997-09-30
WINDSOR REAL ESTATE INVESTMENT TRUST 8
filed 1997-11-14
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


        For the quarterly period ended September 30, 1997
                                       ------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


        For the transition period from ______________ to ______________


          Commission file number 000-21470
                                 ---------


                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            California                                  33-6109499
  -------------------------------           ---------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)


               6430 S. Quebec Street, Englewood, Colorado  80111
               -------------------------------------------------
                   (Address of principal executive offices)


                                (303) 741-3707
                          ---------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [_]

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                            Page
                                                                            ----

Item 1.       Financial Statements                                            3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10


                                    PART II
                                    -------

Item 6.       Exhibits and Reports on Form 8-K                               14

              SIGNATURE

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                                           September 30, 1997
                                                           ------------------
ASSETS
------

Property held for investment:
  Land                                                        $ 1,564,200
  Buildings and improvements                                    2,953,000
  Fixtures and equipment                                           57,000
                                                              -----------

                                                                4,574,200
Less accumulated depreciation                                    (623,900)
                                                              -----------

                                                                3,950,300

Investments in joint ventures                                     862,100
Cash and cash equivalents                                          96,800
Deferred financing costs                                           56,200
Other assets                                                      107,600
                                                              -----------

                                                              $ 5,073,000
                                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Mortgage note payable                                       $ 2,050,000
  Accounts payable                                                  2,900
  Accrued expenses                                                 57,600
  Tenant deposits and other liabilities                                --
  Due to Advisor                                                   95,600
                                                              -----------

                                                                2,206,100
                                                              -----------
Shareholders' equity:
  Preferred shares of beneficial interest, no par value,
    unlimited shares authorized; 98,073 shares issued
    and outstanding                                             2,121,700

  Common shares of beneficial interest, no par value,
    unlimited shares authorized; 90,169 shares issued
    and outstanding                                             1,922,900

  Cumulative net loss                                             (60,700)

  Cumulative distributions                                     (1,117,000)
                                                              -----------

                                                                2,866,900
                                                              -----------

                                                              $ 5,073,000
                                                              ===========

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                             Three Months Ended September 30,
                                             --------------------------------

                                                  1997              1996
                                             --------------    --------------

REVENUES
--------

Rent and utilities                              $222,000          $294,800
Equity in earnings of joint ventures              (8,500)            3,200
Interest                                           1,500             2,400
Other                                              2,300             4,200
                                                --------          --------

                                                 217,300           304,600
                                                --------          --------

COSTS AND EXPENSES
------------------

Property operating                               107,400           168,600
Interest                                          47,700            74,500
Depreciation                                      40,800            67,000
Advisory fee                                       8,700            20,100
General and administrative:
  Related parties                                  6,600             7,700
  Other                                            7,300             7,900
                                                --------          --------

                                                 218,500           345,800
                                                --------          --------

Net gain (loss)                                 $ (1,200)         $(41,200)
                                                ========          ========

Net loss attributable to common shares          $   (700)         $(19,800)
                                                ========          ========

Net loss per common share                       $  (0.01)         $  (0.22)
                                                ========          ========

Dividends per common share                      $   0.37          $   0.37
                                                ========          ========

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                              Nine Months Ended September 30,
                                             ---------------------------------

                                                  1997               1996
                                             --------------     --------------

REVENUES
--------

Rent and utilities                               $735,300          $855,500
Equity in earnings of joint ventures              (22,300)           19,500
Interest                                            4,500             7,400
Other                                               9,000            11,500
                                                 --------          --------

                                                  726,500           893,900
                                                 --------          --------

COSTS AND EXPENSES
------------------

Property operating                                351,900           440,200
Interest                                          179,500           224,900
Depreciation                                      122,300           201,600
Advisory fee                                       37,500            60,300
General and administrative:
  Related parties                                  26,600            21,900
  Other                                            26,800            27,000
                                                 --------          --------

                                                  744,600           975,900
                                                 --------          --------

Net loss                                         $(18,100)         $(82,000)
                                                 ========          ========

Net loss attributable to common shares           $ (8,900)         $(39,300)
                                                 ========          ========

Net loss per common share                        $  (0.10)         $  (0.44)
                                                 ========          ========

Dividends per common share                       $   1.12          $   1.12
                                                 ========          ========

                See accompanying notes to financial statements.

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                    1997               1996
                                               --------------     --------------
Cash flows from operating activities:
 Net loss                                        $ (18,100)         $ (82,000)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation                                   122,300            201,600
    Equity in earnings of joint ventures            22,300            (19,500)
    Joint ventures' cash distributions                                 19,500
    Amortization of deferred financing costs        10,200             12,700
    Loss on sale of property                         3,000             18,400

  Changes in operating assets and liabilities:
    Other assets                                    23,600              2,500
    Accounts payable                               (11,800)             3,900
    Accrued expenses                                 7,400             18,900
    Tenant deposits and other liabilities          (19,700)            (8,500)
    Due to Advisor                                 (59,900)            60,400
                                                 ---------          ---------

Net cash provided by operating activities           79,300            227,900
                                                 ---------          ---------

Cash flows from investing activities:
  Proceeds from sale of property                   392,900              7,700
  Increase in property                             (42,600)           (50,100)
  Investment in joint ventures                     (14,600)                 0
  Joint venture cash distributions                                     10,500
                                                 ---------          ---------

Net cash provided by (used in) investing
 activities                                        335,700            (31,900)
                                                 ---------          ---------

Cash flows from financing activities:
  Repayment of due to affiliate                   (241,300)                --
  Dividends paid                                  (211,800)          (211,800)
  Repayment of mortgage notes payable               (7,100)           (15,100)
                                                 ---------          ---------

Net cash used in financing activities             (460,200)          (226,900)
                                                 ---------          ---------

Net increase (decrease) in cash and cash
 equivalents                                       (45,200)           (30,900)
Cash and cash equivalents at beginning of
 period                                            142,000            266,200
                                                 ---------          ---------

Cash and cash equivalents at end of period       $  96,800          $ 235,300
                                                 =========          =========
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
    Interest (none capitalized)                  $ 178,100          $ 213,800
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

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1997 and the related statements of operations for the three and nine months ended September 30, 1997 and 1996 and the statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

The Trust's investments in joint ventures consist of interests in three manufactured home communities at September 30, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the nine months ended September 30, 1997 and 1996 follows:

                                      1997            1996
                                  ------------    ------------
Total revenues                     $ 792,500        $450,500
                                   ---------        --------

Expenses:
  Property operating                 468,500         239,100
  Interest                           279,200         108,300
  Depreciation                       173,600          54,200
                                   ---------        --------

                                     912,300         401,600
                                   ---------        --------

Net income                         $(119,800)       $ 48,900
                                   =========        ========

NOTE 3.  NET LOSS PER COMMON SHARE
         -------------------------

Net loss per common share is calculated using the two class method and is based on the weighted average number of common shares outstanding during the period and the net loss allocated to the common shareholders. The weighted average number of common shares outstanding during the three and nine months ended September 30, 1997 and 1996 was 90,169.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The Advisor is entitled to receive from the Trust various fees and compensation which are summarized as follows:

Operational Stage
-----------------

For management of the Trust's business, the Advisor earns an advisory fee of 1% of invested assets and .5% of uninvested assets. The fee is subject to limitation if the Trust's total operating expenses (as defined) for the year exceed the greater of 2% of the Trust's average invested assets or 25% of the Trust's net income. The fee is also subordinated to preferred shareholders receiving a minimum of 6% and a maximum of 7% annual cumulative dividend, and to common shareholders receiving a 6% annual noncumulative dividend. During the three and nine months ended September 30, 1997, the Trust accrued advisory fees of $8,700 and $37,500, respectively, and $20,100 and $60,300 for the three and nine months ended September 30, 1996, respectively.

The Trust reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Trust's behalf. The Trust was charged $6,800 and $9,300 for such costs during the three months ended September 30, 1997 and 1996, respectively; and $26,700 and $26,500 for the nine months ended September 30, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

During the Trust's liquidation stage, the total compensation paid to all persons for the sale of Trust properties is limited to competitive real estate brokerage fees, not to exceed 6% of the contract price for the sale of the property. The Advisor may receive up to one-half of the competitive real estate brokerage fees, not to exceed 3%, if it provides a substantial amount of the services in the sales effort. No commissions were paid to the Advisor during the three and nine months ended September 30, 1997 and 1996.

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

The following proforma information assumes the sale of the Griffwood community occurred on January 1, 1996.

                               Three Months Ended          Nine Months Ended
                                  September 30,              September 30,
                            ------------------------   ------------------------

                                1997        1996           1997        1996
                            ------------ -----------   ------------ -----------

Revenues                      $217,300    $223,400       $631,900    $650,400
                              ========    ========       ========    ========

(Loss) income from
  continuing operations       $   (300)   $(46,900)      $ (7,400)   $ 94,600
                              ========    ========       ========    ========

(Loss) income from
  continuing operations
  per common share            $   0.00    $  (0.25)      $  (0.04)   $   0.50
                              ========    ========       ========    ========

                    WINDSOR REAL ESTATE INVESTMENT TRUST 8
                    --------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

September 30, 1997 as compared to December 31, 1996
---------------------------------------------------

The Trust's primary sources of cash during the nine months ended September 30, 1997 were from the operations of its investment properties, proceeds from the sale of an investment property, and an advance from an affiliated entity. The primary uses of cash during the same period were for the repayment of a mortgage note payable and an advance from an affiliated entity, cash dividends, and debt service.

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

At September 30, 1997, the Trust's total mortgage debt, including its proportionate share of joint venture debt, was $3,024,400, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.7% at September 30, 1997. Approximately, $1.3 million of mortgage debt was repaid in April 1997 in connection with the sale of the Griffwood community, as discussed previously.

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

Results of Operations
---------------------

Nine months ended September 30, 1997 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1996
--------

The results of operations for the nine months ended September 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997 and due to the sale of the Griffwood manufactured home community in April 1997. The Trust incurred net losses of $18,100 and $82,000 for the nine months ended September 30, 1997 and 1996, respectively. The net loss per common share was $0.01 in 1997 compared to $0.44 in 1996.

As a result of the sale of the Griffwood community, all major revenue and expense categories decreased in 1997, specifically, rent and utilities revenues, property operating costs, interest and depreciation.

The overall occupancy of the Trust's two wholly-owned properties was 98% at September 30, 1997 compared to 94% for three properties at September 30, 1996. Recent rent increases implemented include $7 per month at West Star effective January 1997 and $11 per month at El Frontier effective August 1996.

Equity in earnings of joint ventures represents the Trust's share of the net income of three joint venture properties in 1997 and one joint venture property in 1996 (as discussed previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $19,500 in 1996 to a $22,300 loss in 1997. As projected, the Apache East Estates and Denali Park Estates have incurred book losses since their acquisition, which has contributed to the decrease in equity in earnings of joint ventures in 1997. However, after adding back noncash depreciation expense, these properties are generating cash flow to the Trust as expected. Also contributing to the lower equity in earnings of joint ventures is the Long Lake Village community where occupancy and revenues are lower in 1997. This decrease is due to a number of lower quality non-owner occupied homes which were removed from the property in 1996 in an effort to upgrade the resident profile and the long-term value of the community. The property is currently being marketed aggressively to higher quality owner-occupied homes. A $10 per month rent increase was implemented in January 1997.

Interest income decreased from $7,400 in 1996 to $4,500 in 1997 due mainly to lower cash balances maintained by the Trust.

Interest expense decreased from $224,900 in 1996 to $179,500 in 1997 due mainly to the repayment of a $1.3 million mortgage note in connection with the sale of Griffwood in April 1997.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense decreased from $60,300 in 1996 to $37,500 in 1997, due to a lower invested asset level subsequent to the sale of the Griffwood community, and due to certain subordination provisions.

General and administrative expenses increased from $48,900 in 1996 to $53,400 in 1997 due mainly to higher employee time charges from the Advisor.

Three months ended September 30, 1997 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1996
------------------

The results of operations for the three months ended September 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997 and due to the sale of the Griffwood manufactured home community in April 1997. The Trust incurred net loss of $1,200 and a net loss $41,200 for the three months ended September 30, 1997 and 1996, respectively. The net loss per common share was $0.01 in 1997 compared to a net loss of $0.22 in 1996.

As a result of the sale of the Griffwood community, all major revenue and expense categories decreased in 1997, specifically, rent and utilities revenues, property operating costs, interest and depreciation.

Equity in earnings of joint ventures represents the Trust's share of the net income of three joint venture properties in 1997 and one joint venture property in 1996 (as discussed previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $3,200 in 1996 to a $8,500 loss in 1997, for the reasons discussed previously.

Interest income decreased from $2,400 in 1996 to $1,500 in 1997, due mainly to lower cash balances maintained by the Trust.

Interest expense decreased from $74,500 in 1996 to $47,700 in 1997, due mainly to the repayment of a $1.3 million mortgage note payable in connection with the sale of the Griffwood community.

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

General and administrative expenses decreased from $15,600 in 1996 to $13,900 in 1997 due mainly to lower employee time charges from the Advisor.

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


                                 WINDSOR REAL ESTATE INVESTMENT TRUST 8
                                 --------------------------------------
                                              (Registrant)



                                 By  /s/ Steven G. Waite
                                     ----------------------------------
                                     STEVEN G. WAITE
                                     President


Date:  November 14, 1997