Form 10KSB40
period 1997-12-31
WINDSOR REAL ESTATE INVESTMENT TRUST 8
filed 1998-03-31
CIK 881443

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


Commission file number 000-21470

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         California                                      33-6109499
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               6430 South Quebec Street, Englewood, Colorado 80111
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (303)741-3707

Securities registered under Section 12(b) of the Exchange Act: None

Common Shares of Beneficial Interest
Securities registered under Section 12(g) of the Exchange Act:

                     Preferred Shares of Beneficial Interest
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year: $942,200

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                     PART I

                                                                                  Page
                                                                                  ----
Item 1.  Description of Business                                                   3

Item 2.  Description of Properties                                                 5

Item 3.  Legal Proceedings                                                         6

Item 4.  Submission of Matters to a Vote of Security Holders                       6

                                     PART II

Item 5.  Market for the Trust's Common Shares and Related Shareholder Matters      6

Item 6.  Management's Discussion and Analysis                                      7

Item 7.  Financial Statements                                                      9

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                     23

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of The Exchange Act                        23

Item 10. Executive Compensation                                                   24

Item 11. Security Ownership of Certain Beneficial Owners and Management           24

Item 12. Certain Relationships and Related Transactions                           24

Item 13. Exhibits and Reports on Form 8-K                                         25

         SIGNATURES                                                               26

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development

Windsor Real Estate Investment Trust 8, an unincorporated business trust (the Trust) was formed in November 1991 under the laws of the State of California. The sponsor and advisor of the Trust is The Windsor Corporation, a California corporation (the Advisor). In September 1997, Chateau Communities, Inc, a publicly held real estate investment trust, ("Chateau") purchased all of the outstanding capital stock of The Windsor Corporation for 101,239 common shares in Chateau, and $750,000 in cash. Following the purchase of The Windsor Corporation the existing directors of The Windsor Corporation resigned. Chateau then appointed a new Board of Directors and elected Steven G. Waite as the President of The Windsor Corporation. Following Chateau's acquisition of The Windsor Corporation shares, the Trustees of the Trust resigned, and three new Trustees, including two independent trustees, were appointed. The Declaration of Trust provides for the Trust's termination not later than December 2006.

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

In February 1997, the Trust purchased an 11% interest in a limited partnership which owns two manufactured home communities located in Phoenix, Arizona, Apache East Estates and Denali Park Estates. The remaining interests in the communities were purchased by affiliated limited partnerships. The Trust's cost of its equity interest in the communities was $253,000. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Trust's share of this loan is $334,400. The Trust also obtained a $253,000 loan from an affiliated limited partnership.

The Trust owns interests in the following manufactured home communities at December 31, 1997:


                           Ownership
Name of Property           Percentage             Date Acquired                  Location
----------------           ----------             -------------                  --------

West Star                    100%                 January 1993                   Tucson, Arizona
El Frontier                  100%                 February 1994                  Tucson, Arizona
Long Lake                     40%                 June 1995                      West Palm Beach, Florida
Apache East                   11%                 February 1997                  Phoenix, Arizona
Denali Park                   11%                 February 1997                  Phoenix, Arizona

The overall occupancy of the five communities owned by the Trust at December 31, 1997 was approximately 87%. The Advisor continues to maintain the properties in good condition and promote them to improve occupancy.

In March 1998, the Trust entered into a contract to purchase one manufactured home community in Montgomery, Alabama for a purchase price of approximately $5.7 million. The purchase will be financed by an approximate $500,000 equity contribution by Chateau and an approximately $5.2 million loan from Chateau.

PROPOSED FUTURE AMENDMENT OF DECLARATION OF TRUST

The Trust is currently in the process of preparing proxy materials relating to an Annual and Special Meeting of Shareholders expected to be held in May of this year where the Trustees of the Trust anticipate that they will propose that the Shareholders approve the amendment of the Declaration of Trust of the Trust to convert the Trust from a finite-life to an infinite life entity.

If the proposal is approved by the Shareholders, it is anticipated that Chateau will make an additional equity investment in the Trust and the Trust will begin implementing a growth-oriented business plan designed to cause the Trust to attain greater size and asset diversity and to achieve greater total returns for its Shareholders. The terms of the Proposal and the above described changes are in the process of being developed and once finalized will be set forth in the Proxy Statement.

CAPITAL RESOURCES FOR FUTURE ACQUISITION

If the amendment to the Trust's Declaration of Trust expected to be proposed later this year is approved, it is anticipated that the Trust will attempt to implement a growth-oriented business plan, subject to the availability of funds for such plan. The Trust anticipates that funds for such acquisitions are likely to come from (i) additional investments from Chateau, or unaffiliated third parties, and (ii) traditional mortgage financing or additional sales of equity and debt securities.

Business of Issuer

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

The Trust has no employees. The administrative services for the Trust are provided by The Windsor Corporation, which is reimbursed for costs incurred on behalf of the Trust. The investment properties are managed by Chateau Communities, Inc. which employs all of the properties' on-site personnel and is reimbursed by the Trust for all such costs.

Item 2.  DESCRIPTION OF PROPERTIES

The Trust owns interests in five properties at December 31, 1997. The Trust operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All of the properties are encumbered. It is the Advisor's opinion that the properties are in good condition and are adequately insured.

                                                      West Star       El Frontier      Long Lake
                                                      ---------       -----------      ---------
                                                       Tucson,          Tucson,     West Palm Beach,
Location                                               Arizona          Arizona         Florida
----------------------------------------------------------------------------------------------------

Percentage of Ownership                                     100%           100%             40%
Date Acquired                                              1/93           2/94            6/95
Acreage                                                      13             19              19
Number of Spaces                                             89            179             134
Monthly Rents (1)                                    $      232    $       238      $      356
Occupancy Level:
  December 31, 1997                                         100%            97%             81%
Real Estate Taxes                                    $    8,700    $    18,100      $   67,100
Federal Tax Basis (2)                                $1,175,000    $ 2,909,900      $1,239,000
Mortgage Information:
  Balance payable                                    $2,050,000             (3)     $1,600,000
  Interest rate                                            8.97%            (3)           8.97%
  Amortization period                                      --               (3)           --
  Maturity date                                            6/02             (3)           6/02
  Balance due at maturity                            $2,050,000             (3)     $1,600,000



                                                         Apache East            Denali Park
                                                      ---------------       -------------------
                                                          Phoenix,              Phoenix,
Location                                                  Arizona                Arizona
-----------------------------------------------------------------------------------------------

Percentage of Ownership                                         11%                11%
Date Acquired                                                 2/97               2/97
Acreage                                                         16                 33
Number of Spaces                                               123                162
Monthly Rents (1)                                       $      220          $     202
Occupancy Level:
  December 31, 1997                                             81%                81%
Real Estate Taxes                                       $   17,400          $  23,600
Federal Tax Basis (3)                                   $  246,600          $ 318,200
Mortgage Information:
  Balance payable                                       $3,040,000                 (4)
  Interest rate                                               8.38%                (4)
  Amortization period                                     24 years                 (4)
  Maturity date                                               3/06                 (4)
  Balance due at maturity                               $2,583,200                 (4)

(1)      Average rental rates in effect on December 31, 1997.

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

                                     PART II

Item 5.  MARKET FOR THE TRUST'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

A public market for the Trust's common shares does not exist and is not likely to develop. As of December 31, 1997, there were approximately 200 shareholders holding an aggregate of 90,169 common shares.

Cash dividends paid to common shareholders since December 31, 1995 are as follows:


Date Paid                                Amount                     Per Share
---------                                ------                     ---------
November 1997                            $ 33,800                   $ 0.375
August 1997                              $ 33,800                   $ 0.375
May 1997                                 $ 33,800                   $ 0.375
February 1997                            $ 33,800                   $ 0.375

November 1996                            $ 33,800                   $ 0.375
August 1996                              $ 33,800                   $ 0.375
May 1996                                 $ 33,800                   $ 0.375
February 1996                            $ 33,800                   $ 0.375

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

Future dividends will be determined by the Trust's Board of Trustees and will be dependent upon the earnings, financial position, and cash requirements of the Trust and other relevant factors existing at the time. The 1996 and 1997 preferred dividend rates were 6%, as established by the Board of Trustees.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the partnership or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Liquidity and Capital Resources

The Trust's primary sources of cash during the years ended December 31, 1997 and 1996 were from property operations and proceeds from the sale of the Griffwood manufactured home community. The Trust's primary uses of cash during the same period were for the purchase of an interest in investment property, the repayment of a mortgage note payable, debt service and dividends.

In February 1997, the Trust purchased an 11% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated limited partnerships. The Trust's cost of its equity interest in the communities was $253,000. In connection with the purchase, the limited partnership obtained a $3,040,000 loan, collateralized by the communities. The Trust's share of this loan is $334,400. The Trust also obtained a $253,000 loan from an affiliated limited partnership to fund its investment, which was repaid during 1997. The $3,040,000 loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3 year Treasury Note plus 2.2%. The loan is due in March 2006.

In April 1997, the Trust sold the wholly-owned Griffwood property in Leesburg, Florida for proceeds of $1,892,000, which includes a note receivable of $188,000.

At December 31, 1997, the Trust's total mortgage debt, including its proportionate share of joint venture debt, was $3,024,400, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.9% at December 31, 1997.

The future sources of cash for the Trust will be provided from property operations, cash reserves, and from the sale of property. The future uses of cash will be for property and Trust operations, debt service and dividend payments to shareholders. The Advisor believes that the future sources of cash are sufficient to meet the working capital requirements of the Trust for the foreseeable future. Future acquisitions of properties will be financed by Chateau Communities, Inc. ("Chateau"), the new sponsor and advisor of the Trust as of September 1997, or by other third parties or by additional issuance of debt.

Results of Operations

The Trust incurred net losses of $121,500 and $22,400 for the years ended December 31, 1996 and 1997, respectively. The net loss per common share was $2.98 in 1996 and $1.88 in 1997.

Rent and utilities revenues decreased from $1,144,100 in 1996 to $956,100 in 1997. The decreases were due to the sale of the Griffwood community in April 1997. The overall occupancy of the Trust's two wholly-owned properties was 98% at December 31, 1997. Recent rent increases implemented include $7 per month at West Star effective January 1997 and $10 per month at El Frontier effective August 1997.

Equity in earnings (loss) of joint ventures, which represents the Trust's 40% interest in the net income of the Long Lake manufactured home community, and 11% interest in Apache and Denali, decreased from earnings of $6,100 in 1996 to losses of ($30,600) in 1997. The Long Lake community was 81% occupied at December 31, 1997 compared to 87% at December 31, 1996. Occupancy in both Apache and Denali was 81% in 1997. The Advisor feels that the best long term course of action is to reduce the number of non-owner occupied mobile homes located in the community. Several of these homes were removed from the community in 1996 resulting in a decrease in occupancy. The vacant spaces are being marketed for owner occupied homes and the Trust believes that the decrease in occupancy is temporary.

Interest income decreased from $9,600 in 1996 to $5,000 in 1997 due mainly to lower cash balances maintained by the Trust.

Property operating expenses decreased from $580,700 in 1996 to $456,800 in 1997 due mainly to the sale of the Griffwood community.

Interest expense decreased from $299,900 in 1996 to $227,700 in 1997 due mainly to the sale of the Griffwood community.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense decreased from $80,500 in 1996 to $54,500 in 1997 due mainly to the sale of Griffwood.

General and administrative expenses decreased slightly from $66,800 in 1996 to $62,500 in 1997.

In March 1998, the Trust entered into a contract to purchase one manufactured home community in Montgomery, Alabama for a purchase price of approximately $5.7 million. The purchase will be financed by an approximate $500,000 equity contribution by Chateau and an approximate $5.2 million loan from Chateau.

New Accounting Standards

In 1997, the Trust adopted SFAS No. 128, "Earnings Per Share." This accounting standard specifies new computation, presentation and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 resulted in the restatement of the per share results previously reported.

Year 2000 Compliance

The Trust is currently engaged in a review with its software vendors to ensure all systems are modified for year 2000 compliance. Since all systems are owned and maintained by third party vendors, the Trust believes that the additional cost for compliance will not be material to future results of operations, financial condition or cash flows of the Trust.

Item 7.  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report:

                                                                           Page
                                                                           ----
Report of Independent Accountants                                           10

Balance Sheet as of December 31, 1997                                       12

Statements of Operations for the years ended
 December 31, 1997 and 1996                                                 13

Statements of Shareholders' Equity for
 the years ended December 31, 1997 and 1996                                 14

Statements of Cash Flows for the years ended
 December 31, 1997 and 1996                                                 15

Notes to Financial Statements                                               16


REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders
Windsor Real Estate Investment Trust 8
Escondido, California


We have audited the accompanying balance sheet of Windsor Real Estate Investment Trust 8 (the Trust) as of December 31, 1997 and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Real Estate Investment Trust 8 as of December 31, 1997 and the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



Coopers & Lybrand L. L. P.

Denver, Colorado
March 30, 1998

INDEPENDENT AUDITORS' REPORT



To the Shareholders
Windsor Real Estate Investment Trust 8
Escondido, California


We have audited the accompanying statements of operations, shareholders' equity and cash flows of Windsor Real Estate Investment Trust 8 (the Trust) for the year ended December 31, 1996. These financial statements are the responsibility of the Trusts' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations of Windsor Real Estate Investment Trust 8 and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Costa Mesa, California
February 28, 1997

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                                  BALANCE SHEET

                                                                           December 31, 1997

ASSETS

Property held for investment, net                                             $ 3,912,800
Investments in joint ventures and limited partnerships                            859,300
Cash and cash equivalents                                                          82,800
Deferred financing costs, net                                                      53,200
Other assets                                                                      213,600
                                                                              -----------

Total Assets                                                                  $ 5,121,700
                                                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                                                      $ 2,050,000
  Accounts payable                                                                  5,800
  Accrued expenses                                                                 33,200
  Other liabilities                                                               111,900
  Due to Advisor and affiliates                                                   128,800
                                                                              -----------

Total Liabilities                                                               2,329,700

Shareholders' equity:
  Preferred shares of beneficial interest, no par value; unlimited
  shares authorized; 98,073 shares issued and outstanding                       2,121,700

  Common shares of beneficial interest, no par value; unlimited
  shares authorized; 90,169 shares issued and outstanding                       1,922,900

  Dividends in excess of accumulated earnings                                  (1,252,600)
                                                                              -----------

                                                                                2,792,000
                                                                              -----------

Total Liabilities and shareholders' equity                                    $ 5,121,700
                                                                              ===========



                 See accompanying notes to financial statements

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                            STATEMENTS OF OPERATIONS




                                                    For The Year Ended December 31,
                                                    -------------------------------
                                                         1997              1996
                                                    -------------     -------------
REVENUES

Rent and utilities                                  $     956,100     $   1,144,100
Equity in earnings (losses) of joint
  ventures and limited partnerships                       (30,600)            6,100
Interest                                                    5,000             9,600
Other                                                      11,700            15,000
                                                    -------------     -------------

                                                          942,200         1,174,800
                                                    -------------     -------------

COSTS AND EXPENSES

Property operating                                        456,800           580,700
Interest                                                  227,700           299,900
Depreciation                                              163,100           268,400
Advisory fee                                               54,500            80,500
General and administrative:
  Related parties                                          29,800            29,300
  Other                                                    32,700            37,500
                                                    -------------     -------------

                                                          964,600         1,296,300
                                                    -------------     -------------

Net loss                                            $     (22,400)    $    (121,500)
                                                    =============     =============

Preferred Dividends Paid                                 (147,100)         (147,100)
                                                    -------------     -------------

Net loss attributable to common shares              $    (169,500)    $    (268,600)
                                                    =============     =============

Basic and dilutive loss per common share            $       (1.88)    $       (2.98)
                                                    =============     =============

Dividends per common share                          $        1.50     $        1.50
                                                    =============     =============


                 See accompanying notes to financial statements

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996

                                                          Dividends
                                                         in excess of
                             Preferred        Common      Accumulated
                              Shares          Shares       Earnings           Total
                            -----------    -----------     ---------      -----------
Balance at
December 31, 1995           $ 2,121,700    $ 1,922,900     $(543,900)     $ 3,500,700

Net loss                                                    (121,500)        (121,500)

Dividends - preferred                                       (147,100)        (147,100)

Dividends - common                                          (135,300)        (135,300)
                            -----------    -----------   -----------      -----------
Balance at
December 31, 1996             2,121,700      1,922,900      (947,800)       3,096,800

Net Loss                                                     (22,400)         (22,400)

Dividends preferred                                         (147,100)        (147,100)

Dividends Common                                            (135,300)        (135,300)
                            -----------    -----------   -----------      -----------
Balance at
December 31, 1997           $ 2,121,700    $ 1,922,900   $(1,252,600)     $ 2,792,000
                            ===========    ===========   ===========      ===========




                 See accompanying notes to financial statements

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                            STATEMENTS OF CASH FLOWS


                                                              For The Year Ended December 31,
                                                              -------------------------------

                                                                   1997              1996
                                                              -------------     -------------
Cash flows from operating activities:
 Net loss                                                     $     (22,400)    $    (121,500)
 Adjustments to reconcile net loss to net cash provided by
operating activities:
   Depreciation                                                     163,100           268,400
   Equity in (earnings) losses of joint ventures
     and limited partnerships                                        30,600            (6,100)
   Loss on sale of property                                           3,000            21,400
   Amortization of deferred financing costs                          13,200            16,900

Changes in operating assets and liabilities:
   Other assets                                                      34,200           (13,900)
   Accounts payable                                                  (8,900)           (4,600)
   Accrued expenses                                                 (25,000)           (7,000)
   Other liabilities                                                (20,800)            2,500
   Due to Advisor and affiliates                                    (26,700)           80,500
                                                              -------------     -------------

Net cash provided by operating activities                           140,300           236,600
                                                              -------------     -------------

Cash flows from investing activities:
  Increase in property held for investment                          (45,900)          (57,100)
  Increase in investment in joint ventures
    and limited partnerships                                        (26,100)          (10,000)
  Proceeds from sale of property                                  1,704,000             9,200
  Joint Ventures' and Limited Partnerships
    cash distributions                                                6,000              --
                                                              -------------     -------------

Net cash provided by (used in) investing activities               1,638,000           (57,900)
                                                              -------------     -------------

Cash flows from financing activities:
  Dividends paid                                                   (282,400)         (282,400)
  Repayment of mortgage notes payable                            (1,313,800)          (20,500)
  Repayment of loan from affiliate                                 (241,300)             --
                                                              -------------     -------------

Net cash used in financing activities                            (1,837,500)         (302,900)
                                                              -------------     -------------

Net decrease in cash and cash equivalents                           (59,200)         (124,200)

Cash and cash equivalents at beginning of year                      142,000           266,200
                                                              -------------     -------------

Cash and cash equivalents at end of year                      $      82,800     $     142,000
                                                              =============     =============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Interest (none capitalized)                                $     238,100     $     284,300
                                                              =============     =============




                 See accompanying notes to financial statements

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  THE TRUST AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Trust

Windsor Real Estate Investment Trust 8, an unincorporated California business trust (the Trust), was formed in November 1991 for the purpose of acquiring, managing and selling existing manufactured home communities. The Advisor of the Trust is The Windsor Corporation ("TWC"), a California corporation. In September 1997, Chateau Communities, Inc ("Chateau"), a publicly held real estate investment trust, purchased 100% of the shares of the Windsor Corporation.

The Trust was funded through a public offering of common and preferred shares which commenced in April 1992 and terminated in April 1993. The Declaration of Trust provides for the Trust's termination not later than December 2006.

The following is a summary of the Trust's significant accounting policies:

Property Held for Investment

Property held for investment is recorded at the lower of cost or net realizable value, and depreciated over various estimated useful lives (building and improvements - 5 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

In 1996, the Trust adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996.

Investment in Joint Ventures and Limited Partnerships

The investment in joint ventures are accounted for utilizing the equity method as the properties are subject to joint control requiring approval or mutual agreement of the investees. The investment in limited partnerships are also accounted for utilizing the equity method as the Limited Partners have significant rights.

Financing Costs

Financing costs are amortized to interest expense over the life of the note utilizing a method, which approximates the effective interest method.

Income Taxes

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

Basic and Dilutive loss per Common Share

Basic and dilutive loss per common share is calculated is based on the weighted average number of common shares outstanding during the year and income or loss available to the common shareholders. Basic and dilutive earnings per common share are the same, as the Trust has no dilutive securities. The weighted average number of common shares outstanding during the years ended December 31, 1997 and 1996 was 90,169.

In 1997, the Trust adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 resulted in the restatement of the per share results previously reported by increasing the loss per share by $2.33.

Statements of Cash Flows

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

Revenue Recognition

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

NOTE 2.  DECLARATION OF TRUST

In accordance with the Declaration of Trust, no shareholder shall be personally liable for any liabilities, debts or obligations of, or claims against the Trust. The number of common and preferred shares outstanding at December 31, 1997 was 90,169 and 98,073, respectively, which represented capital contributions of $2,254,225 and $2,451,825, respectively.

The Advisor is entitled to receive from the Trust various fees and compensation which are summarized as follows:

Operational Stage

For management of the Trust's business, the Advisor earns an advisory fee of 1% of invested assets and .5% of uninvested assets. The fee is subject to limitation if the Trust's total operating expenses (as defined) exceed the greater of 2% of the Trust's average invested assets or 25% of the Trust's net income. The fee is also subordinated to preferred shareholders receiving a minimum of 6% and maximum of 7% annual cumulative dividend, and to common shareholders receiving a 6% annual noncumulative dividend. Advisory fees of $54,500 and $80,500 were accrued during the years ended December 31, 1997 and 1996, respectively.

The Trust reimburses the Advisor for certain direct expenses and employee, executive and administrative time which are incurred on the Trust's behalf. The Trust was charged $34,500 and $35,700 for such costs during the years ended December 31, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations. As of December 31, 1997, the partnership owed TWC $115,800.

Liquidation Stage

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

NOTE 3.  PROPERTY HELD FOR INVESTMENT

Property held for investment consists of two manufactured home communities summarized as follows:


Name of Property            Date Acquired                     Location
----------------            -------------                     --------
West Star                   January 15, 1993                  Tucson, Arizona
El Frontier                 February 18, 1994                 Tucson, Arizona



                                                            December 31, 1997
                                                            -----------------
Land                                                        $       1,564,200
Buildings and improvements                                          2,940,100
Furniture and equipment                                                73,200
                                                            -----------------
                                                                    4,577,500
Less accumulated depreciation                                        (664,700)
                                                            -----------------
                                                            $       3,912,800
                                                            =================

NOTE 4.  PROPERTY SALE

In January 1997, the Trust sold the Griffwood manufactured home community located in Leesburg, Florida, for $1,892,000, which includes a note receivable of $188,000. The Property was originally purchased in October 1993.

NOTE 5.  INVESTMENT IN JOINT VENTURES AND LIMITED PARTNERSHIPS

In February 1997, the Trust purchased an 11% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated limited partnerships. The Trust's cost of its equity interest in the communities was $253,000. In connection with the purchase, the limited partnership obtained a $3,040,000 loan, collateralized by the communities. The Trust also obtained a $253,000 loan from an affiliated limited partnership in order to make the investment. The loan was repaid in 1997.

The Trust also has a 40% interest in the Long Lake community.

The condensed financial position and results of operations of the joint ventures and limited partnerships (including Apache East and Denali Park since their date of purchase) are as follows:


                                                                          December 31, 1997
                                                                          -----------------
Financial Position
Property held for investment, net                                         $       8,178,200
Cash                                                                                 27,800
Other assets                                                                        216,100
                                                                          -----------------

    Total assets                                                          $       8,422,100
                                                                          =================

Mortgage note payable                                                     $       4,640,000
Accounts payable                                                                     29,900
Other liabilities                                                                    57,400
                                                                          -----------------

    Total liabilities                                                             4,727,300

Partners' equity                                                                  3,694,800
                                                                          -----------------

    Total liabilities and Partners' equity                                 $       8,422,100
                                                                          =================



                                                         Year Ended           Year Ended
                                                      December 31,1997    December 31, 1996
                                                      ----------------    -----------------
Results of Operations

Property revenues                                     $      1,089,100    $         589,100

Expenses:
  Property operating                                           654,300              354,800
  Interest                                                     353,200              144,600
  Depreciation                                                 242,400               74,300
                                                      ----------------    -----------------

                                                             1,249,900              573,700
                                                      ----------------    -----------------

Net (loss) Income                                     $       (160,800)   $          15,400
                                                      ================    =================

NOTE 6.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following at December 31, 1997:

Note payable, collateralized by property held for investment, payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.97% at December 31, 1997), due in May 2002.


NOTE 7.  COMMON AND PREFERRED SHARES

Preferred shareholders receive a minimum of 6% and a maximum of 7% cumulative, preferred dividend, the preferred dividend rate to be established annually by the Board of Trustees. After the payment of preferred dividends, common shareholders are eligible to receive a noncumulative dividend equal to the preferred dividend rate for that year. Any further dividends declared are paid equally on a per share basis to common and preferred shareholders. The preferred dividend rate, as established by the Board of Trustees, was 6.0% for both the years ended December 31, 1997 and 1996.

For federal income tax purposes, earnings and profits of the Trust will be allocated to preferred and common shareholders in accordance with their dividend priorities. Accordingly, taxable income is first allocated to preferred shareholders to the extent of their dividend priority.

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, receivables, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments. The mortgage note payable bear interest at a variable rate indexed to either Treasury Bills or LIBOR; therefore, the Advisor believes the carrying values of the notes approximate fair value.

NOTE 9.  CONTINGENCIES

The Company, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Company, nor does management believe it will have a material impact in the future.

NOTE 10.  RELATED PARTY TRANSACTIONS

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $48,200 and $57,700 for the years ended December 31, 1997 and 1996, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $78,000 and $109,000 for the years ended December 31, 1997 and 1996, respectively.

NOTE 11.  SUBSEQUENT EVENTS

In March 1998, the Trust entered into a contract to purchase one manufactured home community in Montgomery, Alabama for a purchase price of approximately $5.7 million. The purchase will be financed by an approximate $500,000 equity contribution by Chateau and an approximate $5.2 million loan from Chateau.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements over accounting or financial disclosure with the independent accountants for the Trust.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages, and nature of the positions held by the Directors and executive officers of the Trust follow:




               Name                  Age            Office
         ----------------------    -------    ----------------------
         Gary P. McDaniel            52       Chairman of the Board of Trustees
         Kenneth G. Pinder           62       Trustee
         Richard B. Ray              47       Trustee

A brief background of the Directors and executive officers of the Trust follows.

Gary P. McDaniel (52) has been Chief Executive Officer and a director of Chateau Communities, Inc. since February 1997. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, inc. since 1993, has been a principal of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

Richard B. Ray (47); Since 1995 Co-Chairman of the board and Chief Financial Officer of 21st Century Mortgage Corporation, (a lender to the manufactured home industry); Director of the following companies: BankFirst, Radio Systems Corporation, and Windsor Real Estate Investment Trust #8; Director of Knox Housing Partnership (a not for profit developer of low income housing in Knox County, Tennessee). Previously, Executive Vice President, Chief Financial Officer, and Director of Clayton Homes Inc. (a vertically integrated manufactured housing company) from 1982-1994; a Director of Palm Harbor Homes, Inc. (a national producer of manufactured homes) from 1994-1995.

Kenneth G. Pinder (62); Entered the housing business in 1970 managing a Manufactured Housing site rental Community. Formed American Living Homes Inc., a Manufactured Housing Dealership, in 1974. Continues to be the owner and president of this corporation. Sole owner of Able Mobile Housing Inc., a temporary housing company for fire loss victims. He has developed mobile home sites and purchased and sold numerous communities over the past twenty years. Mr. Pinder has been a member of the Michigan Manufactured Housing Association for over 25 years. In 1992 he was elected to the Michigan Manufactured Housing Board of Directors. He was also elected to the Executive Committee of the Board.

Item 10.  EXECUTIVE COMPENSATION

The Trust pays each Independent Trustee an annual fee of $2,000 plus $500 for each meeting of Trustees attended in person ($150 if attended via telephone) and reimburses the Trustees for their travel expenses and other out-of-pocket expenses incurred in connection with attending meetings and for carrying on the business of the Trust. Independent Trustees receive additional compensation (and expense reimbursements) for on-site reviews of prospective property acquisitions. Independent Trustee fees for the years ended December 31, 1997 and 1996 were $3,700 and $6,000, respectively.

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

(b)  Security Ownership of Management

         No executive officer or Trustee of the Trust is the owner of common or preferred shares of the Trust. The Advisor of the Trust, The Windsor Corporation held the following stock ownership at December 31, 1997.


                                                                 Amount and Nature
                                                                   of Beneficial             Percent of
Title                            Beneficial Owner                    Ownership                  Class
-----------------------------    -----------------------         -----------------           ----------
Shares of Beneficial Interest    The Windsor Corporation           320 preferred                .33%
                                 Englewood, CO                     200 common                   .22%

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table reflects all compensation accrued or paid to the Advisor and affiliates during the years ended December 31, 1997 and 1996.


Form of Compensation and Entity Receiving               1997           1996
                                                        ----           ----
Advisory fee - The Windsor Corporation                $ 54,500       $ 80,500
Expense reimbursements - The Windsor Corporation      $ 34,500       $ 35,700

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Index of Exhibits

                 (3) - Declaration of Trust filed as Exhibit 3.1 to
                       Registration Statement No. 33-44206 and incorporated herein by reference.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1998.


                            WINDSOR REAL ESTATE INVESTMENT TRUST 8


                            By: /s/ Gary P. McDaniel
                                -----------------------
                                GARY P. MCDANIEL
                                Trustee

Date:  March 31, 1998


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


Signature                                       Title                                          Date
---------                                       -----                                          ----

 /s/ Gary P. McDaniel                           Chairman of the Board of Trustees              March 31, 1998
------------------------
GARY P. MCDANIEL




 /s/ Kenneth G. Pinder                          Trustee                                        March 31, 1998
------------------------
KENNETH G. PINDER




 /s/ Richard B. Ray                             Trustee                                        March 31, 1998
------------------------
RICHARD B. RAY


                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------
(3)    -      Declaration of Trust filed as Exhibit 3.1 to Registration
              Statement No. 33-44206 and incorporated herein by reference.

(27)   -      Financial Data Schedule.