Form 10QSB
period 1998-03-31
WINDSOR REAL ESTATE INVESTMENT TRUST 8
filed 1998-05-15
CIK 881443

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended     March 31, 1998
                                        -------------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from           to
                                         ----------   ----------


          Commission file number   000-21470
                                 --------------

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
       ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                     California                                           33-6109499
-------------------------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)


                6430 S. Quebec Street, Englewood, Colorado 80111
               --------------------------------------------------
                    (Address of principal executive offices)



                                 (303) 741-3707
                          -----------------------------
                           (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                                TABLE OF CONTENTS

                                     PART I


                                                                                                               Page
                                                                                                               ----
Item 1.           Financial Statements                                                                           3

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                      8

                                     PART II

Item 6.           Exhibits and Reports on Form 8-K                                                              10


                  SIGNATURE                                                                                     11

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                                  BALANCE SHEET
                                   (unaudited)

                                                                                        March 31,1998
                                                                                     ------------------
ASSETS

Property held for investment:
  Land                                                                               $        3,501,300
  Buildings and improvements                                                                  6,687,400
  Fixtures and equipment                                                                         58,100
                                                                                     ------------------

                                                                                             10,246,800
Less accumulated depreciation                                                                 (705,600)
                                                                                     ------------------

                                                                                              9,541,200

Investments in joint ventures and limited partnerships                                          851,700
Cash and cash equivalents                                                                        99,500
Deferred financing costs                                                                         50,200
Other assets                                                                                    229,300
                                                                                     ------------------

                                                                                     $       10,771,900
                                                                                     ===================
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage note payable                                                              $        2,050,000
  Accounts payable                                                                                  400
  Accrued expenses                                                                              167,400
  Tenant deposits and other liabilities                                                          41,800
  Due to Advisor and affiliates                                                               5,315,300
                                                                                     ------------------

                                                                                              7,574,900
                                                                                     ------------------
Shareholders' equity:
  Preferred shares of beneficial interest, no par value, unlimited
shares authorized; 98,073 shares issued and outstanding                                       2,121,700

  Common shares of beneficial interest, no par value, unlimited
   shares authorized; 109,308 shares issued and outstanding                                   2,401,400

  Cumulative net loss                                                                          (67,900)

  Cumulative distributions                                                                  (1,258,200)
                                                                                     ------------------

                                                                                              3,197,000
                                                                                     ------------------

                                                                                     $       10,771,900
                                                                                     ==================


                 See Accompanying Notes to Financial Statements

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                    Three Months Ended March 31
                                                                                    ---------------------------

                                                                                       1998           1997
                                                                                     ---------      ---------

REVENUES

Rent and utilities                                                                   $ 221,000      $ 293,100
Equity in earnings of joint ventures and limited partnerships                           (7,500)        (3,800)
Interest                                                                                   600          1,100
Other                                                                                    2,300          4,300
                                                                                     ---------      ---------

                                                                                       216,400        294,700
                                                                                     ---------      ---------

COSTS AND EXPENSES

Property operating                                                                      90,900        144,600
Interest                                                                                48,200         78,100
Depreciation                                                                            40,800         40,600
Advisory fee                                                                            24,900         20,100
General and administrative:
  Related parties                                                                        3,800          8,500
  Other                                                                                 10,700          8,800
                                                                                     ---------      ---------

                                                                                       219,300        300,700
                                                                                     ---------      ---------

Net loss                                                                             $  (2,900)     $  (6,000)
                                                                                     =========      =========

Preferred dividends paid                                                               (36,800)       (36,800)
                                                                                     ---------      ---------

Net loss attributable to common shares                                               $  39,700      $  42,800
                                                                                     =========      =========

Basic and dilutive loss per common share                                             $   (0.44)     $   (0.47)
                                                                                     =========      =========

Dividends per common share                                                           $    0.38      $    0.37
                                                                                     =========      =========












                 See Accompanying Notes to Financial Statements

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Three Months Ended March 31
                                                                                     ----------------------------
                                                                                        1998              1997
                                                                                     -----------      -----------
Cash flows from operating activities:
 Net loss                                                                            $    (2,900)     $    (6,000)
 Adjustments to reconcile net loss to net cash
 Provided by operating activities:
    Depreciation                                                                          40,800           40,600
    Proportionate share of losses of joint ventures and                                    7,500            3,800
limited partnerships
    Joint ventures' and limited partnerships cash distributions                           (7,500)          (3,800)
    Amortization of deferred financing costs                                               3,100            4,200
    Loss on sale of property                                                                   0            1,100

  Changes in operating assets and liabilities:
    Other assets                                                                        (127,500)           1,300
    Accounts payable                                                                      (5,400)           1,200
    Accrued expenses                                                                     134,200           13,100
    Tenant deposits and other liabilities                                                 41,800           (6,200)
    Due to Advisor and affiliates                                                         20,000           20,100
                                                                                     -----------      -----------

Net cash provided by operating activities                                                104,100           74,700
                                                                                     -----------      -----------

Cash flows from investing activities:
  Proceeds from sale of property                                                               0            7,300
  Acquisition of and additions to property                                            (5,669,200)         (25,400)
  Investment in joint ventures and limited partnerships                                        0           (8,000)
  Joint venture and limited partnerships cash distributions                                7,500              700
                                                                                     -----------      -----------

Net cash used in investing activities                                                 (5,661,700)         (25,400)
                                                                                     -----------      -----------

Cash flows from financing activities:
  Issuance of common Shares                                                              478,500                0
  Proceeds from note due to Chateau for property purchase                              5,166,500                0
  Dividends paid                                                                         (70,700)         (70,600)
  Repayment of mortgage notes payable                                                          0           (5,300)
                                                                                     -----------      -----------

Net cash (used in) provided by financing activities                                    5,574,300          (75,900)
                                                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents                                      16,700          (26,600)
Cash and cash equivalents at beginning of period                                          82,800          142,000
                                                                                     -----------      -----------

Cash and cash equivalents at end of period                                           $    99,500      $   115,400
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

On March 31, 1998, the Trust completed the purchase of one manufactured home community in Montgomery, Alabama for a purchase price of approximately $5.7 million. The purchase was financed by an approximate $500,000 equity contribution by Chateau and by two loans made by Chateau, one secured by a mortgage of the Trust's assets and one unsecured, in the aggregate principal amount of approximately $5.2 million. These loans bear interest at 100 basis points over prime.

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at March 31, 1998 and the related statements of operations for the three months ended March 31, 1998 and 1997 and the statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Trust's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Trust's investments in joint ventures and limited partnerships consist of interests in three manufactured home communities at March 31, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 1998 and 1997 are as follows:

                                                                   1998           1997

Total revenues                                                   $ 325,900      $ 228,300

Expenses:
  Property operating                                               175,400        127,100
  Interest                                                         125,800         64,600
  Depreciation                                                      68,700         36,300
  G&A                                                                2,100              0
                                                                 ---------      ---------

                                                                   372,000        228,000
                                                                 ---------      ---------

Net income (loss)                                                $ (46,100)     $     300
                                                                 =========      =========

NOTE 4.  EQUITY TRANSACTIONS

The number of common shares issued and outstanding include 19,139 shares issued to Chateau Communities, Inc. which was not completed until May 11, 1998.


NOTE 5.  BASIC AND DILUTIVE LOSS PER COMMON SHARE

Basic and dilutive loss per common share is calculated and based on the weighted average number of common shares outstanding during the period and income or loss available to the common shareholders. The weighted average number of common shares outstanding during the three months ended March 31, 1998 and 1997 was 90,169.

In 1997, the Trust adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 resulted in the restatement of the per share results previously reported increasing the loss per share by $0.44.

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three months ended March 31, 1998 as compared to three months ended March 31,
1997

Results of Operations

The results of operations for the three months ended March 31, 1998 and 1997 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997 and due to the sale of the Griffwood manufactured home community in April 1997. The Trust incurred a net loss of $2,900 and $6,000 for the three months ended March 31, 1998 and 1997, respectively. The net loss per common share was $0.02 in 1998 compared to a net loss of $0.03 in 1997.

As a result of the sale of the Griffwood community, all major revenue and expense categories decreased in the first quarter of 1998, specifically, rent and utilities revenues, property operating costs and interest.

Equity in earnings of joint ventures and limited partnerships represents the Trust's share of the net income (loss) of three joint venture and limited partnership properties. Equity in earnings or share of losses of joint ventures and limited partnerships increased from a loss of $3,800 in 1997 to a $7,500 loss in 1998, due to the acquisition of Apache East and Denali Park communities in February 1997.

Interest income decreased from $1,100 in 1997 to $600 in 1998, due mainly to lower cash balances maintained by the Trust.

Interest expense decreased from $78,100 in 1997 to $48,200 in 1998, due mainly to the pay off of related mortgage debt.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $20,100 to $24,900 for the first quarters of 1997 and 1998, respectively.

General and administrative expenses decreased from $17,300 in 1997 to $14,500 in 1998 due mainly to lower employee time charges from the Advisor.

Changes in Financial Condition

The Trust's primary sources of cash during the three months ended March 31, 1998 were from the operations of its investment properties, and an advance and investment from Chateau Communities, Inc ("Chateau"). The primary uses of cash during the same period were for the purchase of a manufactured home community, cash dividends, and debt service.

On March 31, 1998, the Trust completed the purchase of one manufactured home community in Montgomery, Alabama for a purchase price of approximately $5.7 million. The purchase was financed by an approximate $500,000 equity contribution by Chateau and by two loans made by Chateau, one secured by a mortgage of the Trusts assets and one unsecured, in the aggregate principal amount of approximately $5.2 million. These loans bear interest at 100 basis points over prime. The equity contribution by Chateau includes 19,139 shares issued which was not completed until May 11, 1998.

At March 31, 1998, the Trust's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $3,024,400, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.7% at March 31, 1998. Approximately, $1.3 million of mortgage debt was repaid in April 1997 in connection with the sale of the Griffwood community, as discussed previously.

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

The Trust is currently in the process of preparing proxy materials relating to an Annual Meeting of Shareholders expected to be held in June of this year where the Trustees of the Trust anticipate that they will propose that the Shareholders approve the amendment of the Declaration of Trust of the Trust to convert the Trust form a finite-life to an infinite life entity.

If the proposal is approved by the Shareholders, it is anticipated that Chateau will make an additional equity investment in the Trust and the Trust will begin implementing a growth-oriented business plan designed to cause the Trust to attain greater size and asset diversity and to achieve greater total returns for its Shareholders. The terms of the proposal and the above described changes will be set forth in the Proxy statement.

In 1997, the Partnership adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 had no effect on the per unit results previously reported.

                                     PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits and Index of Exhibits

               27)  Financial Data Schedule

     b)   Reports on Form 8-K

               Form 8-K filed with the Commission on January 27, 1998. Form 8-K/A filed with the Commission on February 3, 1998.

                                    SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                                     ---------------------------------------
                                     (Registrant)



                                     By /s/ Steven G. Waite
                                       ----------------------------
                                       STEVEN G. WAITE
                                       President


Date:  May 13, 1998

                                 EXHIBIT INDEX


EXHIBIT
NO.                      DESCRIPTION
-------                  -----------
27                 Financial Data Schedule