Form 10QSB
period 1998-06-30
WINDSOR REAL ESTATE INVESTMENT TRUST 8
filed 1998-08-13
CIK 881443

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


         For the quarterly period ended     June 30, 1998
                                        --------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from                 to
                                         ----------------   ---------------

           Commission file number   000-21470
                                   ----------------------------------------

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
   --------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



                 California                                 33-6109499
------------------------------------------------  ------------------------------
(State or other jurisdiction of incorporation              (IRS Employer
              or organization)                          Identification No.)



                6430 S. Quebec Street, Englewood, Colorado 80111
          -----------------------------------------------------------
                    (Address of principal executive offices)



                                 (303) 741-3707
          -----------------------------------------------------------
                           (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (x)   No ( )
    ---      ---

                                TABLE OF CONTENTS

                                     PART I


                                                                                 Page
                                                                                 -----
Item 1.           Financial Statements                                             3

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        11

                                     PART II

Item 6.           Exhibits and Reports on Form 8-K                                 14


                  SIGNATURE                                                        15

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                                  BALANCE SHEET
                                   (unaudited)


                                                                                 June 30,1998
                                                                              -------------------
ASSETS

Property held for investment:
  Land                                                                        $         3,501,300
  Buildings and improvements                                                            6,845,900
  Fixtures and equipment                                                                   68,500
                                                                              -------------------

                                                                                       10,415,700
Less accumulated depreciation                                                           (815,100)
                                                                              -------------------

                                                                                        9,600,600

Investments in joint ventures and limited partnerships                                    825,900
Cash and cash equivalents                                                                   8,800
Deferred financing costs                                                                   47,200
Other assets                                                                              361,300
                                                                              -------------------

Total Assets                                                                  $        10,843,800
                                                                              ===================
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Debt                                                                        $         7,051,500
  Accounts payable                                                                         35,200
  Accrued expenses                                                                        331,800
  Tenant deposits and other liabilities                                                    42,100
  Due to Advisor and affiliates                                                           354,700
                                                                              -------------------

                                                                                        7,815,300
                                                                              -------------------
Shareholders' equity:
  Preferred shares of beneficial interest, no par value, unlimited
    shares authorized; 98,073 shares issued and outstanding                             2,121,700

  Common shares of beneficial interest, no par value, unlimited
   Shares authorized; 109,308 shares issued and outstanding                             2,401,400

  Cumulative net loss                                                                    (166,000)

  Cumulative distributions                                                             (1,328,600)
                                                                              -------------------

                                                                                        3,028,500
                                                                              -------------------

Total Liabilities and Shareholders' Equity                                    $        10,843,800
                                                                              ===================

                 See Accompanying Notes to Financial Statements

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                           Three Months Ended June 30
                                                           ---------------------------

                                                               1998           1997
                                                           ------------    -----------
REVENUES

Rent and utilities                                           $ 459,300      $ 220,200
Equity in earnings (loses) of joint ventures and limited
 partnerships                                                   (9,400)       (10,000)
Interest                                                           200          1,800
Other                                                            5,200          2,400
                                                             ---------      ---------

                                                               455,300        214,400
                                                             ---------      ---------

COSTS AND EXPENSES

Property operating                                             210,800         99,900
Interest                                                       175,000         53,800
Depreciation                                                   109,500         40,800
Advisory fee                                                    39,000          8,700
General and administrative:
  Related parties                                                7,600         11,500
  Other                                                         11,400         10,600
                                                             ---------      ---------

                                                               553,300        225,300
                                                             ---------      ---------

Net loss                                                     $ (98,000)     $ (10,900)
                                                             =========      =========

Preferred Dividends Paid                                       (36,800)       (36,800)
                                                             =========      =========

Net loss attributable to common shares                       $(134,800)     $ (47,700)
                                                             =========      =========

Basic and dilutive loss per common share                     $   (1.35)     $   (0.53)
                                                             =========      =========

Dividends per common share                                   $    0.34      $    0.38
                                                             =========      =========










                 See Accompanying Notes to Financial Statements

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                             Six Months Ended June 30
                                                            --------------------------

                                                                1998           1997
                                                            ------------   -----------
REVENUES

Rent and utilities                                           $ 680,200      $ 513,300
Equity in earnings (loses) of joint ventures and limited
 partnerships                                                  (16,900)       (13,800)
Interest                                                           800          2,900
Other                                                            7,600          6,700
                                                             ---------      ---------

                                                               671,700        509,100
                                                             ---------      ---------

COSTS AND EXPENSES

Property operating                                             301,700        244,500
Interest                                                       223,200        131,900
Depreciation                                                   150,300         81,400
Advisory fee                                                    63,800         28,800
General and administrative:
  Related parties                                               11,400         20,000
  Other                                                         22,300         19,400
                                                             ---------      ---------

                                                               772,700        526,000
                                                             ---------      ---------

Net loss                                                     $(101,000)     $ (16,900)
                                                             =========      =========

Preferred Dividends Paid                                       (73,600)       (73,600)
                                                             =========      =========

Net loss attributable to common shares                       $(174,600)     $ (90,500)
                                                             =========      =========

Basic and dilutive loss per common share                     $   (1.75)     $   (1.00)
                                                             =========      =========

Dividends per common share                                   $    0.68      $    0.75
                                                             =========      =========




                 See Accompanying Notes to Financial Statements

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Six Months Ended June 30
                                                                    -------------------------------
                                                                         1998              1997
                                                                    --------------    -------------
Cash flows from operating activities:
 Net loss                                                            $  (101,000)     $   (16,900)
 Adjustments to reconcile net loss to net cash
 Provided by operating activities:
    Depreciation                                                         150,300           81,400
    Proportionate share of losses of joint ventures and limited           16,900           13,800
       partnerships
    Joint ventures' and limited partnerships cash distributions          (16,900)         (13,800)
    Amortization of deferred financing costs                               6,000            7,200
    Loss on sale of property                                                   0            3,000

  Changes in operating assets and liabilities:
    (Increase) decrease in Other assets                                 (259,600)          15,900
    (Decrease) increase in Accounts payable                               29,400            1,700
    Increase (decrease) in Accrued expenses                              298,700           (8,800)
    Increase (decrease) in Tenant deposits and other liabilities          42,100          (10,200)
    Increase in Due to Advisor and affiliates                             60,900           28,800
                                                                     -----------      -----------

Net cash provided by operating activities                                206,300          115,900
                                                                     -----------      -----------

Cash flows from investing activities:
  Proceeds from sale of property                                               0          392,900
  Acquisition of property held for investment                         (5,673,100)         (31,100)
  Investment in joint ventures and limited partnerships                      100          (18,600)
  Joint venture and limited partnerships cash distributions               33,300                0
                                                                     -----------      -----------

Net cash (used in) provided by investing activities                   (5,639,700)         343,200
                                                                     -----------      -----------

Cash flows from financing activities:
  Issuance of common shares to Advisor                                   478,500                0
  Proceeds from note from Advisor                                      5,001,500         (241,300)
  Dividends paid                                                        (141,100)        (141,200)
  Repayment of mortgage notes payable                                          0           (7,100)
                                                                     -----------      -----------

Net cash provided by (used in) financing activities                    5,338,900         (389,600)
                                                                     -----------      -----------

Net decrease in cash and cash equivalents                                (74,000)         (69,500)
Cash and cash equivalents at beginning of period                          82,800          142,000
                                                                     -----------      -----------

Cash and cash equivalents at end of period                           $     8,800      $   211,500
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

In an effort to enhance shareholder value, the Trustees in the first quarter of 1998 authorized the Advisor to attempt to identify additional opportunities for the Trust. The Advisor located a number of potential acquisitions and in March of 1998, the Trust entered into an agreement to acquire a 627-site manufactured home community in Montgomery, Alabama, for $5.5 million (the "Montgomery Acquisition"). In order to enable the Trust to complete the acquisition, Chateau offered to make an investment in the Trust. The Trustees accepted such offer and, on March 30, 1998, the Trust entered into an agreement with Chateau, pursuant to which Chateau invested $5.5 million in the Trust (the "Chateau Investment") in exchange for the issuance within 90 days of such investment of
(i) such number of Common Shares (at a price of $25 per share) as the Trustees may determine; and (ii) promissory notes in a principal amount of the balance of the investment (the "Promissory Notes"). In connection with the Chateau Investment, on May 11, 1998, the Trust issued to Chateau (i) 19,139 Common Shares (at a price of $25 per share); and (ii) two Promissory Notes with an aggregate principal amount of $5,001,525.

On May 14, 1998 the Trust filed with the Securities and Exchange Commission (the "Commission") a Preliminary Proxy Statement seeking the approval of the Trust's shareholders of (i) the amendment of the Declaration of Trust of the Trust (the "Existing Declaration of Trust") through the approval and adoption of the form, terms and provisions of an Amended and Restated Declaration of Trust (the "Amended Declaration"); and (ii) the adoption of By-laws of the Trust, through the approval of the form, terms and provisions of a proposed form of By-laws (the "By-laws") for the Trust.

The principal purposes of the proposal are to convert the Trust from a finite-life to an infinite-life entity, and to remove various restrictions and limitations and other requirements contained in the Existing Declaration of Trust which are not typically found in the more modern organizational documents of leading real estate investment trusts. These include provisions that (i) restrict the types and amounts of equity and debt securities that the Trust may issue; (ii) limit the nature and types of investments that the Trust may make; and (iii) mandate that proceeds from sales or refinancings of properties be distributed to shareholders, and not reinvested in assets. The Amended Declaration also provides for changing the name of the Trust to "N' Tandem Trust."

If the proposal is approved by the Trust's shareholders, it is expected that the Trust will also engage in the following transactions and effect the following changes: (i) Chateau is expected to purchase at least an additional 130,000 Common shares, or Preferred Shares, or a combination thereof (the "Additional Investment") (which would give Chateau an approximate 45% ownership in the trust), for a purchase price equal to the aggregate fair market value of such shares, as determined by the independent trustees of the Trust (but not below $25 per share); (ii) the Trust will form an operating partnership subsidiary, and contribute substantially all of its assets to such subsidiary, in order to facilitate tax-free and / or tax-deferred acquisitions of additional properties;
(iii) the Trust will begin implementing a growth-oriented business plan (the "Business Plan") intended to cause the Trust to attain greater size and asset diversity; and (iv) if successful in the implementation of the Business Plan, the Trust anticipates that it will, within two to four years after approval of the proposal, seek to list the Common Shares on a national securities exchange or NASDAQ, and if deemed appropriate, raise additional capital through an underwritten public offering of the Common Shares, or other securities of the Trust. There can be no assurance, however, that the Trust will be successful in listing the Common Shares, or effecting such public offering.

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at June 30, 1998 and the related statements of operations for the three and six months ended June 30, 1998 and 1997 and the statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Trust's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Trust's investments in joint ventures and limited partnerships consist of interests in three manufactured home communities at June 30, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 1998 and 1997 are as follows:

                                                            1998                  1997

Total revenues                                         $   620,800           $    509,500

Expenses:
  Property operating                                       352,300                294,800
  Interest                                                 229,900                168,000
  Depreciation                                             137,400                104,900
  General and Administrative                                 5,100                      0
                                                       -----------           ------------

                                                           724,700                567,700
                                                       -----------           ------------

Net (loss)                                             $  (103,900)          $    (58,200)
                                                       ===========           ============


NOTE 4.  EQUITY TRANSACTIONS

The number of common shares issued and outstanding include 19,139 shares issued to Chateau Communities, Inc. which was completed May 11, 1998.

NOTE 5.  BASIC AND DILUTIVE LOSS PER COMMON SHARE

Basic and dilutive loss per common share is calculated and based on the weighted average number of common shares outstanding during the period and income or loss available to the common shareholders. The weighted average number of common shares outstanding during the three and six months ended June 30, 1998 was 99,897 and during the three and six months ended June 30, 1997 the weighted average was 90,169.

In 1997, the Trust adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 resulted in the restatement of the per share results previously reported increasing the loss per share by $0.47 and $0.91 for the three and six months ended June 30, 1997, respectively.

NOTE 6.  DEBT

The following table sets forth certain information regarding debt at June 30, 1998.


                                    Interest Rate     Maturity Date      Principal Balance
                                    -------------     -------------      -----------------
Variable Rate Mortgage debt             8.64 %           6/2/02            $ 2,050,000
Secured Note (Woodland Hills)           9.50 %           4/1/99              3,650,600
Unsecured Note (Woodland Hills)         9.50 %           4/1/99              1,350,900
                                                                           -----------
                                                                           $ 7,051,500
                                                                           ===========


NOTE 7.  RELATED PARTY TRANSACTIONS

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense for the three and six months ended June 30, 1998 was $39,000 and $63,800, respectively, and $8,700 and $28,800 for the three and six months ended June 30, 1997, respectively.

Chateau and/or its predecessor has been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $21,600 and $32,700 for the three and six months ended June 30, 1998, respectively, and $11,000 and $25,700 for the three and six months ended June 30, 1997, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $7,600 and $11,400 for the three and six months ended June 30, 1998, respectively, and $11,500 and $20,000 for the three and six months ended June 30, 1997, respectively.

                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three months ended June 30, 1998 as compared to three months ended June 30, 1997

Results of Operations

The results of operations for the three months ended June 30, 1998 and 1997 are not directly comparable due to the sale of the Griffwood manufactured home community in April 1997 and due to the Montgomery acquisition in March 1998. The Trust incurred a net loss of $98,000 and $10,900 for the three months ended June 30, 1998 and 1997, respectively. The net loss per common share was $1.35 in 1998 compared to a net loss of $0.53 in 1997.

Rent and utility revenues increased from $220,200 in 1997 to $459,300 in 1998 due primarily to the Montgomery Acquisition.

Equity in earnings of joint ventures and limited partnerships represents the Trust's share of the net income (loss) of three joint venture and limited partnership properties. Equity in earnings or share of losses of joint ventures and limited partnerships decreased slightly from a loss of $10,000 in 1997 to a $9,400 loss in 1998.

Interest income decreased from $1,800 in 1997 to $200 in 1998, due mainly to lower cash balances maintained by the Trust.

Property operating expenses increased from $99,900 in 1997 to $210,800 in 1998 due to the Montgomery Acquisition.

Interest expense increased from $53,800 in 1997 to $175,000 in 1998, due to the issuance of the Promissory Notes, in connection with the Montgomery Acquisition.

Depreciation expense increased from $40,800 in 1997 to $109,500 in 1998 due to the Montgomery Acquisition.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $8,700 to $39,900 for the three months ended June 30, 1997 and 1998, respectively. The increase is due to the invested assets levels which increased with the Montgomery Acquisition.

General and administrative expenses decreased from $22,100 in 1997 to $19,000 in 1998 due to lower employee charges charged to the General Partners.

Six months ended June 30, 1998 as compared to six months ended June 30, 1997

Results of Operations

The results of operations for the six months ended June 30, 1998 and 1997 are not directly comparable due to the sale of the Griffwood manufactured home community in April 1997 and due to the Montgomery acquisition. The Trust incurred a net loss of $101,000 and $16,900 for the six months ended June 30, 1998 and 1997, respectively. The net loss per common share was $1.75 in 1998 compared to a net loss of $1.00 in 1997.

Rent and utility revenues increased from $513,300 in 1997 to $680,200 in 1998 due primarily to the Montgomery Acquisition.

Equity in earnings of joint ventures and limited partnerships represents the Trust's share of the net income (loss) of three joint venture and limited partnership properties. Equity in earnings or share of losses of joint ventures and limited partnerships increased from a loss of $13,800 in 1997 to a $16,900 loss in 1998, due to the losses incurred at Apache East and Denali Park communities.

Interest income decreased from $2,900 in 1997 to $800 in 1998, due mainly to lower cash balances maintained by the Trust.

Property operating expenses increased from $244,500 in 1997 to $301,700 in 1998 due to the Montgomery Acquisition offset by the sale of Griffwood.

Interest expense increased from $131,900 in 1997 to $223,200 in 1998, due to the issuance of the Promissory Notes, in connection with the Montgomery Acquisition.

Depreciation expense increased from $81,400 in 1997 to $150,300 in 1998 due to the Montgomery Acquisition.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $28,800 to $63,800 for the six months ended June 30, 1997 and 1998, respectively. The increase is due to the invested asset levels which increased with the Montgomery Acquisition.

General and administrative expenses decreased from $39,400 in 1997 to $33,700 in 1998 due to lower employee charges charged to the General Partners.

Changes in Financial Condition

The Trust's primary sources of cash during the six months ended June 30, 1998 were from the operations of its investment properties, and the Chateau Investment. The primary uses of cash during the same period were for the purchase of a manufactured home community, cash dividends, and debt service.

On March 31, 1998, the Trust completed the Montgomery Acquisition for a purchase price of approximately $5.5 million. The purchase was financed through the Chateau Investment, which is made up of two loans totaling $5,001,525. These loans bear interest at 100 basis points over prime. The equity contribution by Chateau includes 19,139 shares issued which was completed May 11, 1998.

At June 30, 1998, the Trust's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $8,344,500, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 9.1% at June 30, 1998.

The future sources of cash for the Trust in the near term will be provided from property operations, cash reserves, and ultimately from the sale of property. The future uses of such cash will be for property and Trust operations, debt service and cash dividends to shareholders. The Advisor believes that these sources of cash are sufficient to meet the working capital requirements of the Trust for the foreseeable future.

On May 14, 1998 the Trust filed with the Securities and Exchange Commission (the "Commission") a Preliminary Proxy Statement seeking the approval of the Trust's shareholders of (i) the amendment of the Declaration of Trust of the Trust (the "Existing Declaration of Trust") through the approval and adoption of the form, terms and provisions of an Amended and Restated Declaration of Trust (the "Amended Declaration"); and (ii) the adoption of By-laws of the Trust, through the approval of the form, terms and provisions of a proposed form of By-laws (the "By-laws") for the Trust.

The principal purposes of the proposal are to convert the Trust from a finite-life to an infinite-life entity, and to remove various restrictions and limitations and other requirements contained in the Existing Declaration of Trust which are not typically found in the more modern organizational documents of leading real estate investment trusts. These include provisions that (i) restrict the types and amounts of equity and debt securities that the Trust may issue; (ii) limit the nature and types of investments that the Trust may make; and (iii) mandate that proceeds from sales or refinancing of properties be distributed to shareholders, and not reinvested in assets. The Amended Declaration also provides for changing the name of the Trust to "N' Tandem Trust."

In 1997, the Trust adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 resulted in the restatement of the per share results previously reported increasing the loss per share by $0.47 and $0.91 for the three and six months ended June 30, 1997, respectively.

                                     PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)          Exhibits and Index of Exhibits

                           27)  Financial Data Schedule

      b)          Reports on Form 8-K

                  Form 8-K filed with the Commission on June 16, 1998.

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


                                     WINDSOR REAL ESTATE INVESTMENT TRUST 8
                                     --------------------------------------
                                           (Registrant)



                                     By /s/ Steven G. Waite
                                        ---------------------------
                                        STEVEN G. WAITE
                                        President


Date:  August 13, 1998

                                 EXHIBIT INDEX


EXHIBIT NO.                    DESCRIPTION
----------                     -----------

     27                  Financial Data Schedule