Form 10-Q
period 1998-09-30
WINDSOR REAL ESTATE INVESTMENT TRUST 8
filed 1998-11-17
CIK 881443

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended              September 30, 1998


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT




For the transition period from __________________ to __________________


                        Commission file number 000-21470


                                 N' TANDEM TRUST
        (Exact name of small business issuer as specified in its charter)


                 California                               33-6109499
_____________________________________________         ___________________
(State or other jurisdiction of incorporation           (IRS Employer
 or organization                                      Identification No.)


                6430 S. Quebec Street, Englewood, Colorado 80111
                    (Address of principal executive offices)


                                 (303) 741-3707
                           (Issuer's telephone number)




    Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (x)     No  (  )

                                TABLE OF CONTENTS

                         PART I - Financial Information




Item 1.           Financial Statements                                   3

Item 2.           Management's Discussion and analysis of Financial
                  Condition and Results of Operations                   11

                           PART II - Other Information

Item 2.           Changes in Securities and use of Proceeds             15

Item 4.           Submission of Matters to a Vote of Security Holders   15

Item 6.           Exhibits and Reports on Form 8-K                      16

                  SIGNATURE                                             17

                                 N' TANDEM TRUST
                                  BALANCE SHEET
                                   (unaudited)

                                                       September 30,1998
                                                -------------------------------
ASSETS
Property held for investment:
   Land                                         $                    3,501,300
   Buildings and improvements                                        6,869,000
   Fixtures and equipment                                               70,300
                                                -------------------------------
                                                                    10,440,600
Less accumulated depreciation                                         (924,600)
                                                -------------------------------
                                                                     9,516,000

Investments in joint ventures and limited partnerships                 816,400
Cash and cash equivalents                                               95,300
Deferred financing costs                                                45,100
Other assets                                                           317,400
                                                ------------------------------
Total Assets
                                                $                   10,790,200
                                                ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Debt                                         $                    7,051,500
   Accounts payable                                                     15,300
   Accrued expenses                                                    442,700
   Tenant deposits and other liabilities                                44,100
   Due to Advisor and affiliates                                       408,400
                                                ------------------------------
                                                                     7,962,000
Shareholders' equity:
   Preferred shares of beneficial interest,
   no par value, unlimited
   shares authorized; 98,073
   shares issued and outstanding                                     2,121,700

   Common shares of beneficial interest,
   no par value, unlimited
   Shares authorized; 109,308 shares
   issued and outstanding                                            2,401,400

    Cumulative net loss                                               (296,100)
    Cumulative distributions                                        (1,398,800)
                                                -------------------------------

                                                                     2,828,200
                                                -------------------------------

Total Liabilities and Shareholders' Equity      $                   10,790,200
                                                ===============================

                 See Accompanying Notes to Financial Statements



                                 N' TANDEM TRUST
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       Three Months Ended September 30
                                                               ----------------------------------------------------

                                                                         1998                     1997
                                                               ------------------------  -----------------------

REVENUES

Rent and utilities                                              $              465,800   $              222,000
Equity in earnings (loses) of joint ventures and limited                        (5,100)                  (8,500)
   Partnerships
Interest                                                                           600                    1,500
Other                                                                            5,700                    2,300
                                                               ------------------------  -----------------------

                                                                               467,000                  217,300
                                                               ------------------------  -----------------------

COSTS AND EXPENSES

Property operating                                                             251,000                  107,400
Interest                                                                       163,900                   47,700
Depreciation                                                                   109,500                   40,800
Advisory fee                                                                    39,100                    8,700
General and administrative:
   Related parties                                                               7,600                    6,600
   Other                                                                        25,900                    7,300
                                                               ------------------------  -----------------------

                                                                               597,000                  218,500
                                                               ------------------------  -----------------------

Net loss                                                        $             (130,000)   $              (1,200)
                                                               ========================  =======================

Preferred Dividends Paid                                                       (36,800)                 (36,800)
                                                               ========================  =======================

Net loss attributable to Common Shares                          $             (166,800)   $             (38,000)
                                                               ========================  =======================

Basic and dilutive loss per Common Share                        $                (1.53)   $               (0.42)
                                                               ========================  =======================

Dividends per Common Share                                      $                 0.31   $                 0.37
                                                               ========================  =======================




                 See Accompanying Notes to Financial Statements


                                 N' TANDEM TRUST
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                        Nine Months Ended September 30
                                                               -------------------------------------------------

                                                                         1998                     1997
                                                               ------------------------  -----------------------
REVENUES
Rent and utilities                                              $            1,146,000   $              735,300
Equity in earnings (loses) of joint ventures and limited                       (22,100)                 (22,300)
   Partnerships
Interest                                                                         1,400                    4,500
Other                                                                           13,300                    9,000
                                                               ------------------------  -----------------------
                                                                             1,138,600                  726,500
                                                               ------------------------  -----------------------

COSTS AND EXPENSES
Property operating                                                             552,700                  351,900
Interest                                                                       387,000                  179,500
Depreciation                                                                   259,900                  122,300
Advisory fee                                                                   102,900                   37,500
General and administrative:
   Related parties                                                              19,000                   26,600
   Other                                                                        48,200                   26,800
                                                               ------------------------  -----------------------

                                                                             1,369,700                  744,600
                                                               ------------------------  -----------------------

Net loss                                                        $             (231,100)   $             (18,100)
                                                               ========================  =======================

Preferred Dividends Paid                                                      (110,400)                (110,400)
                                                               ========================  =======================

Net loss attributable to Common Shares                          $             (341,500)   $            (128,500)
                                                               ========================  =======================

Basic and dilutive loss per Common Share                        $                (3.31)   $               (1.25)
                                                               ========================  =======================

Dividends per Common Share                                      $                 0.93   $                 1.12
                                                               ========================  =======================




                 See Accompanying Notes to Financial Statements


                                 N' TANDEM TRUST
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                           Nine Months Ended September 30
                                                                    ---------------------------------------------
                                                                             1998                   1997
                                                                    ----------------------  ---------------------
Cash flows from operating activities:
 Net loss                                                            $           (231,100)     $         (18,100)
 Adjustments to reconcile net loss to net cash
 Provided by operating activities:
    Depreciation                                                                  259,900                122,300
    Proportionate   share   of   losses   of  joint   ventures   and               22,100                 22,300
limited       partnerships
    Joint ventures' and limited partnerships cash distributions                   (22,100)
    Amortization of deferred financing costs                                        8,100                 10,200
    Loss on sale of property                                                            0                  3,000

  Changes in operating assets and liabilities:
    (Increase) decrease in other assets                                          (215,600)                23,600
    (Increase) decrease in accounts payable                                         9,500                (11,800)
    Increase in accrued expenses                                                  409,500                  7,400
    Increase (decrease) in tenant deposits and other liabilities                   44,100                (19,700)
    Increase (decrease) in Due to Advisor and affiliates                          114,600                (59,900)
                                                                    ----------------------  ---------------------

Net cash provided by operating activities                                         399,000                 79,300
                                                                    ----------------------  ---------------------

Cash flows from investing activities:
  Proceeds from sale of property                                                        0                392,900
  Acquisition of property held for investment                                  (5,698,100)               (42,600)
  Investment in joint ventures and limited partnerships                                 0                (14,600)
  Joint venture and limited partnerships cash distributions                        42,900                      0
                                                                    ----------------------  ---------------------

Net cash (used in) provided by investing activities                            (5,655,200)                335,700
                                                                    ----------------------  ---------------------

Cash flows from financing activities:
  Issuance of Common Shares to Advisor                                            478,500                      0
  Proceeds from note from Advisor                                               5,001,500               (241,300)
  Dividends paid                                                                 (211,300)              (211,800)
  Repayment of mortgage notes payable                                                   0                 (7,100)
                                                                    ----------------------  ---------------------

Net cash provided by (used in) financing activities                             5,268,700               (460,200)
                                                                    ----------------------  ---------------------

Net decrease in cash and cash equivalents                                          12,500                (45,200)
Cash and cash equivalents at beginning of period                                   82,800                142,000
                                                                    ----------------------  ---------------------

Cash and cash equivalents at end of period                           $             95,300     $           96,800
                                                                    ======================  =====================



                 See Accompanying Notes to Financial Statements

                                 N' TANDEM TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  THE TRUST

Background
----------

N' Tandem Trust, an unincorporated California business trust (the Trust), was formed in November 1991 for the purpose of acquiring, managing and selling existing manufactured home communities. The Advisor of the Trust is The Windsor Corporation, a California corporation ("the Advisor"). In September 1997, Chateau Communities, Inc ("Chateau"), a publicly held real estate investment trust, purchased 100% of the shares of the Advisor.

The Trust was organized to invest in existing, substantially developed and occupied manufactured home communities. The Trust operates so as to qualify as a real estate investment trust (a REIT) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Trust distributes to its shareholders substantially all of its cash flow from operations and, in any event, at least 95% of its real estate investment trust taxable income.

The Trust was funded through a public offering of common and preferred shares which commenced in April 1992 and terminated in April 1993.

Montgomery Acquisition; Chateau Investment
------------------------------------------

In an effort to enhance shareholder value, the Trustees in the first quarter of 1998 authorized the Advisor to attempt to identify additional acquisition opportunities for the Trust. The Advisor located a number of potential acquisitions and in March of 1998, the Trust acquired a 627-site manufactured home community in Montgomery, Alabama, for $5.5 million (the "Montgomery Acquisition"). In order to enable the Trust to make the acquisition, Chateau offered to make an investment in the Trust. The Trustees accepted such offer and, on March 30, 1998, the Trust entered into an agreement with Chateau, pursuant to which Chateau invested $5.5 million in the Trust (the "Chateau Investment") in exchange for the issuance within 90 days of such investment of
(i) such number of Common Shares of beneficial interest offering Trust (the "Common Shares") (at a price of $25 per share) as the Trustees may determine; and (ii) promissory notes in a principal amount of the balance of the investment (the "Promissory Notes"). In connection with the Chateau Investment, on May 11, 1998, the Trust issued to Chateau (i) 19,139 Common Shares (at a price of $25 per share); and (ii) two Promissory Notes with an aggregate principal amount of $5,001,525.

1998 Annual Meeting of Shareholders; Approval of Organizational Amendments; Other Matters
---------------------------------------------------------------------------

On September 23, 1998 the Trust provided to Shareholders a Proxy Statement seeking the approval of the Trust's shareholders of (i) the conversion of the Trust from a finite-life entity to an infinite-life entity ("Proposal 1"); (ii) the amendment and restatement of the Trust's Declaration of Trust (the "Amended Declaration"), and the adoption of By-laws for the Trust ("Proposal 2", and together with Proposal 1, the "Organizational Amendments"); (iii) the approval of a stock option plan for the Trust, through the approval and adoption of the proposed form of the 1998 Equity Compensation Plan (the "Equity Compensation Plan Approval" or "Proposal 3"); and (iv) the annual election of trustees of the Trust. The Proposals were presented and approved by the shareholders at the Annual Meeting of Shareholders of the Trust held on October 23, 1998.

The principal purposes of the Organizational Amendments were to convert the Trust from a finite-life to an infinite-life entity, and to remove various restrictions and limitations and other requirements contained in the existing Declaration of Trust of the Trust which are not typically found in the more modern organizational documents of leading real estate investment trusts. The Amended Declaration also provided for changing the name of the Trust from "Windsor Real Estate Investment Trust 8" to "N' Tandem Trust."

As discussed in the Proxy Statement, the Trust now intends to move forward with certain transactions and to effect certain changes including the following: (i) Chateau, a publicly held real estate investment trust which is the largest owner/operator of manufactured home communities in the United States and which is the sole shareholder of the Advisor, will proceed with the purchase of an additional 130,000 Common Shares or Preferred Shares or a combination thereof (which will give Chateau an approximate 45% ownership interest in the Trust), for a purchase price of $25 per share; (ii) the Trust will form an operating partnership subsidiary in order to facilitate tax-free and/or tax-deferred acquisitions of additional properties; (iii) the Trust will begin implementing a growth-oriented business plan (the "Business Plan") intended to cause the Trust to attain greater size and asset diversity; and (iv) if successful in the implementation of the Business Plan, the Trust anticipates that it will seek to list the Common Shares on a national securities exchange or NASDAQ, and if deemed appropriate, raise additional capital through an underwritten public offering of the Common Shares or other securities of the Trust.

The Trust's current portfolio of properties is comprised of a 100 percent ownership interest in three manufactured home community properties and a 40 percent, 11 percent, and 11 percent interest, respectively, in three other manufactured home community properties. The Trust believes that significant opportunities exist to acquire additional properties that fit the investment objectives and guidelines set forth in its Business Plan. The Trust anticipates that it will focus on acquisitions where the Trust believes there is substantial opportunity to improve operational and financial results or where for some reason, because of poor management or otherwise, a property is operating substantially below its potential.

Additionally, Chateau has advised the Trust that it intends to announce that the Trust will be a primary vehicle through which Chateau will make investments in manufactured home communities that do not fit the core asset type typical of the existing Chateau portfolio, which is characterized by large, stable, institutional-quality, full amenitized properties. The Trust will employ higher levels of leverage than Chateau and will focus primarily on "lower profile assets", meaning properties that (i) are typically not part of a portfolio of manufactured housing community properties; (ii) are located in tertiary demographic and geographic markets; (iii) are not managed by a nationally known manufactured home community operator; (iv) may be managed by an on-site owner who lives at the property; and (v) may be smaller and are likely to have fewer amenities and a greater proportion of single-wide homes than the typical Chateau community. The Trust believes that its affiliation with Chateau will benefit the Trust by providing it with access to Chateau's national organization, management team and investment and management philosophies. Through its affiliation with Chateau, the Trust believes that it will be exposed to a wider range of acquisition opportunities as a result of Chateau's national organization and knowledge of the manufactured housing community industry and will benefit from Chateau's expertise in effectively and efficiently managing properties.

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at September 30, 1998 and the related statements of operations for the three and nine months ended September 30, 1998 and 1997 and the statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Trust's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Trust's investments in joint ventures and limited partnerships consist of interests in three manufactured home communities at September 30, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the nine months ended September 30, 1998 and 1997 are as follows:

                                                             1998                               1997
Total revenues                                  $          915,600           $               792,500

Expenses:
  Property operating                                       519,600                           468,500
  Interest                                                 334,900                           270,200
  Depreciation                                             206,200                           173,600
  General and Administrative                                 7,200                                 0
                                                -------------------          ------------------------
                                                         1,067,900                           912,300

                                                -------------------          ------------------------
Net (loss)                                      $        (152,300)           $             (119,800)
                                                ===================          ========================

NOTE 4.  EQUITY TRANSACTIONS

The number of Common Shares issued and outstanding include 19,139 shares issued to Chateau Communities, Inc. which was completed May 11, 1998.



NOTE 5.  BASIC AND DILUTIVE LOSS PER COMMON SHARE

Basic and dilutive loss per Common Share is calculated and based on the weighted average number of Common Shares outstanding during the period and income or loss available to the Common Shareholders. The weighted average number of Common Shares outstanding during the three and nine months ended September 30, 1998 was 109,308 and 103,069, respectively and during the three and nine months ended September 30, 1997 the weighted average was 90,169.

In 1997, the Trust adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 resulted in the restatement of the per share results previously reported increasing the loss per share by $0.41 and $1.02 for the three and nine months ended September 30, 1997, respectively.

NOTE 6.  DEBT

The following table sets forth certain information regarding debt at September 30, 1998.

                                                   Interest Rate          Maturity Date          Principal Balance
Variable Rate Mortgage debt                             8.64 %                 6/2/02                 $ 2,050,000
Secured Note (Woodland Hills)                           9.50 %                 4/1/99                   3,650,600
Unsecured Note (Woodland Hills)                         9.50 %                 4/1/99                   1,350,900

                                                                                                     ------------
                                                                                                      $ 7,051,500



NOTE 7.  RELATED PARTY TRANSACTIONS

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense for the three and nine months ended September 30, 1998 was $39,100 and $102,900, respectively, and $8,700 and $37,500 for the three and nine months ended September 30, 1997, respectively.

Chateau and/or its predecessor has been providing property management services to the Trust since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $22,900 and $55,600 for the three and nine months ended September 30, 1998, respectively, and $10,900 and $36,700 for the three and nine months ended September 30, 1997, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Trust and then reimbursed by the Trust. These amounts were $7,600 and $19,000 for the three and nine months ended September 30, 1998, respectively, and $6,500 and $19,400 for the three and nine months ended September 30, 1997, respectively.

For   additional   information   concerning   the  Trust's   relationship,   and
transactions, with Chateau, see Note 1 herein.

                                 N' TANDEM TRUST
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1998 as compared to three months ended September 30, 1997
--------------------------------------------------------------------------------

Results of Operations
---------------------

The Trust incurred a net loss of $130,000 and $1,200 for the three months ended September 30, 1998 and 1997, respectively. The net loss per Common Share was $1.53 in 1998 compared to a net loss of $0.42 in 1997. The increase in the net loss is primarily due to the increase in interest expense, advisory fee and depreciation expense incurred due to the Montgomery Acquisition offset by the increase in the net operating income from the Montgomery Acquisition.

Rent and utility revenues increased from $222,000 in 1997 to $465,800 in 1998 due to the Montgomery Acquisition.

Equity in earnings of joint ventures and limited partnerships represents the Trust's share of the net income (loss) of six joint venture and limited partnership properties. Equity in earnings or share of losses of joint ventures and limited partnerships decreased from a loss of $8,500 in 1997 to a loss of $5,100 in 1998.

Interest income decreased from $1,500 in 1997 to $600 in 1998, due mainly to lower cash balances maintained by the Trust.

Property operating expenses increased from $107,400 in 1997 to $251,000 in 1998 due to the Montgomery Acquisition.

Interest expense increased from $47,700 in 1997 to $163,900 in 1998, due to the issuance of the Promissory Notes, in connection with the Montgomery Acquisition.

Depreciation expense increased from $40,800 in 1997 to $109,500 in 1998 due to the Montgomery Acquisition.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $8,700 to $39,100 for the three months ended September 30, 1997 and 1998, respectively. The increase is due to the increased invested asset levels incurred with the Montgomery Acquisition.

General and administrative expenses increased from $13,900 in 1997 to $33,500 in 1998 primarily due to trustee fees paid in August.

Nine months ended September 30, 1998 as compared to nine months ended September 30, 1997
--------------------------------------------------------------------------------

Results of Operations
---------------------

The Trust incurred a net loss of $231,100 and $18,100 for the nine months ended September 30, 1998 and 1997, respectively. The net loss per Common Share was $3.31 in 1998 compared to a net loss of $1.25 in 1997. The increase in the net loss is primarily due to the increase in interest expense, advisory fee and depreciation expense incurred due to the Montgomery Acquisition offset by the increase in the net operating income from the Montgomery Acquisition.

Rent and utility revenues increased from $735,300 in 1997 to $1,146,000 in 1998 due primarily to the Montgomery Acquisition.

Equity in earnings of joint ventures and limited partnerships represents the Trust's share of the net income (loss) of six joint venture and limited partnership properties. Equity in earnings or share of losses of joint ventures and limited partnerships remained relatively unchanged for the nine months ended September 30, 1998 and for the same period in 1997.

Interest income decreased from $4,500 in 1997 to $1,400 in 1998, due mainly to lower cash balances maintained by the Trust.

Property operating expenses increased from $351,900 in 1997 to $552,700 in 1998 due to the Montgomery Acquisition offset by the sale of Griffwood.

Interest expense increased from $179,500 in 1997 to $387,000 in 1998, due to the issuance of the Promissory Notes, in connection with the Montgomery Acquisition.

Depreciation expense increased from $122,300 in 1997 to $259,900 in 1998 due to the Montgomery Acquisition.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $37,500 to $102,900 for the nine months ended September 30, 1997 and 1998, respectively. The increase is due to the increased invested asset levels which incurred with the Montgomery Acquisition.

General and administrative expenses increased from $53,400 in 1997 to $67,100 in 1998 due to Trustee fees paid in 1998.

Changes in Financial Condition
------------------------------

The Trust's primary sources of cash during the nine months ended September 30, 1998 were from the operations of its investment properties, and the Chateau Investment. The primary uses of cash during the same period were for the purchase of a manufactured home community, cash dividends, and debt service.

On March 31, 1998, the Trust completed the Montgomery Acquisition for a purchase price of approximately $5.5 million. In order to enable the Trust to complete the Montgomery Acquisition, in March 1998 Chateau offered to make an investment in the Trust. The Trustees accepted such offer and, on March 30, 1998, entered into an agreement with Chateau, pursuant to which Chateau invested $5.5 million in the Trust (the "Chateau Investment") in exchange for the issuance within 90 days of such investment of (i) such number of Common Shares (at a price of $25.00 per share) as the Trustees may determine; and (ii) Promissory Notes in a principal amount of the balance of the investment. In connection with the Chateau Investment, on May 11, 1998, the Trust issued to Chateau (i) 19,139 Common Shares (at a price of $25.00 per share); and (ii) two Promissory Notes with an aggregate principal amount of approximately $5.0 million.

At  September  30,  1998,  the  Trust's  total  mortgage  debt,   including  its
proportionate share of joint venture and limited partnership debt, was $8,025,900, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 9.1% at September 30, 1998.

The future sources of cash for the Trust in the near term will be provided from property operations, and cash reserves. The future uses of such cash will be for property and Trust operations, debt service, cash dividends to shareholders and acquisitions of additional properties. The Advisor believes that these sources of cash are sufficient to meet the working capital requirements of the Trust for the foreseeable future. Additional capital, will, however, be required for additional property acquisitions. The Trust would expect to fund such additional acquisitions through additional equity or debt financings or through the exchange of its securities or the securities of its new operating partnership subsidiary for the additional properties. The Trust also intends to seek additional investments in the Trust from Chateau, and third parties unaffiliated with the Trust.

In 1997, the Trust adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 resulted in the restatement of the per share results previously reported increasing the loss per share by $0.41 and $1.02 for the three and nine months ended September 30, 1997, respectively.

Year 2000 Issue
---------------

Background
----------

Management continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

Approach & Costs
----------------

To help facilitate the Trust's continued growth, substantially all of the computer systems and applications in use in its home office and properties have been, or are in the process of being upgraded and modified. The Trust is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in the Trust's offices and properties. The Trust anticipates that implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Trust does not expect to be material.

Risks Associated with the Year 2000 Problem
-------------------------------------------

The Trust is exposed to the risk that one or more of its vendors or service providers may experience Year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Trust's operations. To date, the Trust is not aware of any vendor or service provider Year 2000 issue that management believes would have a material adverse impact on the Trust's operations. The Trust, however, has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete the Year 2000 resolution process in a timely fashion could have an adverse impact on the Trust and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Trust do not pose Year 2000 problems for the Trust given the type and nature of the Trust's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Trust. The likelihood and effect of such disruptions is not determinable at this time.

Management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Trust.

                           PART II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

On October 23, 1998, at the Annual Meeting of Shareholders, the shareholders of the trust adopted an Amended Declaration of Trust for the Trust which effects various changes in the rights of the holders of the common shares and Preferred Shares of the Trust. The Amended Declaration also provides for the exchange of each Common Share and Preferred Share of the Trust for a share of a new class of Common Shares and preferred shares, respectively, which will have the various rights and be subject to the limitations set forth in the Amended Declaration. Under the Amended Declaration, (i) in keeping with the conversion of the Trust from a finite-life to an infinite-life entity, the Trust will no longer be required to make distributions to shareholders of all proceeds from sales or refinancings of properties; (ii) effective upon the listing of the Common Shares on any national securities exchange or NASDAQ, the Trust will have the right to redeem outstanding Preferred Shares upon 60 days' written notice to Preferred Shareholders, at a redemption price per Preferred Share equal to the Preferred Share Liquidation Preference, which will equal $25.00 plus any dividends on the Preferred Shares that are accrued and unpaid following such adoption (the "Redemption Rights"); and (iii) each holder of Preferred Shares will have the right, which becomes exercisable if the Preferred Shares are called for redemption, to convert each Preferred Share held by such holder into one Common Share, at any time prior to the Redemption Date, by the delivery of notice of such exercise to the Trust.

The information contained herein is qualified in its entirety by the more detailed information contained under the caption "Comparison of Terms and Provisions of Existing Declaration of Trust, Amended Declaration and By-laws" in the Trust's Definitive Schedule 14A dated October 2, 1998 and such information is hereby incorporated herein in its entirety by reference.

Item 4.  Submission of Matters to a vote of Security Holders

1998 Annual Meeting of Shareholders; Approval of Organizational Amendments; Other Matters

On September 23, 1998, the Trust mailed to shareholders a Definitive Proxy Statement seeking the approval of the Trust's shareholders of (i) the conversion of the Trust from a finite-life entity to an infinite-life entity ("Proposal 1"); (ii) the amendment and restatement of the Trust's Declaration of Trust, and the adoption of By-laws for the Trust ("Proposal 2", and together with Proposal 1, the "Organizational Amendments"); (iii) the approval of the Equity Compensation Plan ("Proposal 3"); and (iv) the annual election of trustees of the Trust.

The Proposals were presented and approved by the Shareholders at the Annual Meeting of Shareholders of the Trust held on October 23, 1998. Proposal 1 was approved by (i) the holders of 53,507 Common Shares, or 55.11% of the issued and outstanding Common Shares and (ii) the holders of 52,906 Preferred Shares, or 54.49% of the issued and outstanding Preferred Shares. Proposal 2 was approved by (i) the holders of 53,507 Common Shares, or 55.11% of the issued and outstanding Common Shares, and (ii) the holders of 52,906 Preferred Shares, or 54.49% of the issued and outstanding Preferred Shares. Proposal 3 was approved by (i) the holders of 68,434 Common Shares, or 62.72% of the issued and outstanding Common Shares, and (ii) the holders of 52,524 Preferred Shares, or 53.56% of the issued and outstanding Preferred Shares. Gary P. McDaniel, Kenneth
G. Pinder and Richard B. Ray were re-elected as the Trustees of the Trust, receiving respectively 63,417 votes, 3,258 votes and 2,058 votes.

With respect to Proposal 1, (i) holders of 3,168 Common Shares voted against Proposal 1 and holders of 1,800 Common Shares abstained, and (ii) holders of 3,857 Preferred Shares voted against Proposal 1, and holders of 2,396 Preferred Shares abstained.

With respect to Proposal 2, (i) holders of 3,168 Common Shares voted against Proposal 2, and holders of 1,800 Common Shares abstained, and (ii) holders of 3,857 Preferred Shares voted against Proposal 2, and holders of 2,396 Preferred Shares abstained.

With respect to Proposal 3, (i) holders of 3,260 Common Shares voted against Proposal 2, and holders of 4,600 Common Shares abstained, and (ii) holders of 2,629 Preferred Shares voted against Proposal 2, and holders of 4,990 Preferred Shares abstained.

Please   see  Note  1  herein  for   additional   information   concerning   the
Organizational Amendments and proposed activities of the Trust following the adoption of the Organizational Amendments.

At the Annual Meeting, the Shareholders also approved the 1998 Equity Compensation Plan which provides for the discretionary grant by a compensation committee of the Board of incentive stock options which meet the requirements of
Section 422 of the Code, non-qualified stock options, restricted shares and dividend equivalent rights.

The information in this item is qualified in its entirety by reference to the more detailed information contained in the Trust's Definitive Schedule 14A filed with the Commission on October 2, 1998, and such information is hereby incorporated herein in its entirety by reference.

Item 6.  Exhibits And Reports On Form 8-K

          (a)   Exhibits and Index of Exhibits

                (3.1) Amended and Restated Declaration of Trust of the Trust*

                (3.2) By-laws of the Trust*

                (27)  Financial Data Schedule

          (b)   Reports on Form 8-K
                  None
-----------
* Incorporated by reference to the Trust's Definitive Schedule 14A filed October 2, 1998.

                                    SIGNATURE





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                  N' Tandem Trust
                                                  (Registrant)

                                                  By:  /s/ Gary P. McDaniel
                                                  -------------------------
                                                       GARY P. McDANIEL
                                                        Trustee


Date:  November 16, 1998