Form 10KSB40
period 1998-12-31
N TANDEM TRUST
filed 1999-03-31
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________


  Commission file number: 000-21470

                                N'TANDEM TRUST
                      -----------------------------------
                (Name of small business issuer in its charter)

           California                                    33-6109499
------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


              6430 South Quebec Street, Englewood, Colorado 80111
          -----------------------------------------------------------
          (Address of principal executive offices including zip code)


Issuer's telephone number including area code:                     (303)741-3707

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Shares of Beneficial Interest, par value $0.01 per share, and Preferred Shares of Beneficial Interest, par value $0.01 per share.


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

  Issuer's revenues for its most recent fiscal year:  $ 1,699,900


  At March 29, 1999, the issuer had 109,308 Common Shares of Beneficial Interest outstanding.

                               TABLE OF CONTENTS

                                    PART I
                                  -----------

                                                                                   Page
                                                                                     --

Item 1.      Description of Business                                                  3

Item 2.      Description of Properties                                                6

Item 3.      Legal Proceedings                                                        8

Item 4.      Submission of Matters to a Vote of Security Holders                      8

                                    PART II
                                  -----------
Item 5.      Market for the Trust's Common Shares and Related Shareholder Matters     9

Item 6.      Management's Discussion and Analysis                                     9

Item 7.      Financial Statements                                                    13

Item 8.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                    25
                                   PART III
                                  -----------
Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of The Exchange Act                       25

Item 10.     Executive Compensation                                                  25

Item 11.     Security Ownership of Certain Beneficial Owners and Management          26

Item 12.     Certain Relationships and Related Transactions                          26

Item 13.     Exhibits and Reports on Form 8-K                                        26

             SIGNATURES                                                              28


                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS AND PROPERTIES
         --------------------------------------

General
-------

Certain matters discussed under the captions "Description of Business and Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-KSB may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the N'Tandem Trust to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

N'Tandem Trust, an unincorporated business trust (the "Trust"), was formed in November 1991 under the laws of the State of California. The Trust was organized to invest in existing, substantially developed and occupied manufactured home communities. The Trust was funded through a public offering of common shares of beneficial interest, par value $0.01 per share (the "Common Shares"), and preferred shares of beneficial interest, par value $0.01 per share (the "Preferred Shares"), which commenced in April 1992 and terminated in April 1993. In the offering, 98,169 Common Shares and 98,323 Preferred Shares were sold for gross proceeds aggregating $2,454,225 and $2,458,075, respectively. At December 31, 1998, the Trust's portfolio was comprised of six wholly-owned and three partially-owned manufactured home communities located in four states.

The sponsor and advisor of the Trust is The Windsor Corporation, a California corporation (the "Advisor"). In September 1997, Chateau Communities, Inc, a publicly-traded Maryland real estate investment trust which is one of the largest owner/operators of manufactured home communities in the United States ("Chateau"), purchased all of the outstanding capital stock of the Advisor. Following Chateau's purchase of the Advisor, at the request of Chateau, (i) the Trustees of the Trust voluntarily resigned and (ii) in connection with such resignation, appointed three new Trustees proposed by Chateau. Such Trustees were re-elected as the Trust's Trustees at the 1998 Annual Meeting of Shareholders of the Trust held on October 23, 1998.

The Trust operates so as to qualify as a real estate investment trust (a "REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Trust is required to distribute at least 95% of its real estate investment trust taxable income.

Business Development
--------------------

On October 23, 1998, at the 1998 Annual Meeting of Shareholders, the Trust's shareholders approved, among other things, (i) the conversion of the Trust from a finite-life entity to an infinite-life entity; and (ii) the amendment and restatement of the Trust's Declaration of Trust (the "Amended Declaration") and the adoption of By-laws for the Trust (collectively, the "Organizational Amendments"). The principal purposes of the Organizational Amendments were to convert the Trust from a finite-life to an infinite-life entity and to remove various restrictions, limitations and other requirements contained in the Trust's previous Declaration of Trust which are not typically found in the more modern organizational documents of leading REITs. The Amended Declaration also provided for changing the name of the Trust from "Windsor Real Estate Investment Trust 8" to "N'Tandem Trust."

As a result of the approval of the Organizational Amendments, the Trust now intends to move forward with certain transactions and to effect certain changes including the following: (i) the Trust will complete its restructuring as an "umbrella partnership" REIT in order to facilitate tax-free and/or tax-deferred acquisitions of additional properties, (ii) the Trust will begin implementing a growth-oriented business plan (the "Business Plan") intended to cause the Trust to attain greater size and asset diversity; and (iii) if successful in the implementation of the Business Plan, the Trust anticipates that it will seek to list the Common Shares on a national securities exchange or NASDAQ, and if deemed appropriate, raise additional capital through an underwritten public offering of the Common Shares or other securities of the Trust.

Additionally, Chateau has advised the Trust that it intends to announce that the Trust will be a primary vehicle through which Chateau will make investments in manufactured home communities that do not fit the core asset type typical of the existing Chateau portfolio, which is characterized by large, stable, institutional-quality, full amenitized properties. The Trust will employ higher levels of leverage than Chateau and will focus primarily on "lower profile assets", meaning properties that (i) are typically not part of a portfolio of manufactured housing community properties; (ii) are located in tertiary demographic and geographic markets; (iii) are not managed by a nationally known manufactured home community operator; (iv) may be smaller and are likely to have fewer amenities; and (v) have a greater proportion of single-wide homes than the typical Chateau community. The Trust believes that its affiliation with Chateau will benefit the Trust by providing it with access to Chateau's national organization, management team and investment and management philosophies. Through its affiliation with Chateau, the Trust believes that it will be exposed to a wider range of acquisition opportunities as a result of Chateau's national organization and knowledge of the manufactured housing community industry and will benefit from Chateau's expertise in effectively and efficiently managing properties.

The Trust believes that significant opportunities exist to acquire additional properties that fit the investment objectives and guidelines set forth in its Business Plan. The Trust anticipates that it will focus on acquisitions where the Trust believes there is substantial opportunity to improve operational and financial results or where for some reason, because of poor management or otherwise, a property is operating substantially below its potential. The Trust anticipates that the funds required to implement its Business Plan are likely to come from (i) additional investments from Chateau or unaffiliated third parties and (ii) traditional mortgage financing or refinancing or sales of equity and debt securities.

In March 1998, the Trust acquired Woodland Hills, a 627-site manufactured home community located in Montgomery, Alabama, for $5.5 million. In order to enable the Trust to make the acquisition, Chateau offered to make an investment in the Trust. The Trustees accepted such offer and, on March 30, 1998, the Trust entered into an agreement with Chateau, pursuant to which Chateau invested $5.5 million in the Trust in exchange for the issuance within 90 days of such investment of (i) such number of Common Shares (at a price of $25 per share) as the Trustees may determine; and (ii) promissory notes in a principal amount of the balance of the investment. In connection with such investment, on May 11, 1998, the Trust issued to Chateau (i) 19,139 Common Shares; and (ii) two promissory notes with an aggregate principal amount of $5,001,525.

In November 1998, the Trust acquired Southern Mobile Home Community, a 201-site manufactured home community located in Lexington Park, Maryland ("Southern"). The purchase price paid for Southern was $2,350,000, of which $2,000,000 was paid at closing and $350,000 will be paid over the next four years. In order to purchase Southern, N'Tandem borrowed $1,950,000 from

Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A.


In December 1998, the Trust purchased Lexington Manufactured Home Community, a 76-site manufactured home community ("Lexington"), and Suburban Manufactured Home Community, a 135-site manufactured home community ("Suburban"). Both Lexington and Suburban are located in Lexington, Maryland. The aggregate purchase price for Lexington and Suburban was $4,250,000, of which $3,750,000 was paid at closing and $500,000 will be paid upon completion of certain obligations relating to the management of the Lexington communities. In order to purchase Lexington and Suburban, N'Tandem borrowed $3,700,000 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A.

At the end of the third quarter of 1998, the Trust negotiated to acquire one manufactured home community and ownership interests in six other manufactured home communities from Windsor Park Properties 4, a California limited partnership ("Windsor"). The consummation of the proposed acquisition is subject to the satisfaction of certain conditions, including the approval of Windsor's limited partners. The purchase price for these assets will be paid by the Trust in cash. Substantially all of the funds required by the Trust to complete the proposed acquisition of these assets will be supplied by Chateau, in exchange for the issuance by the Trust of an unsecured promissory note. Pursuant to the terms of proposed acquisition, this promissory note will be in a principal amount of $9,000,000 and will bear interest at an annual rate equal to 1% per annum above the prime rate established by Bank One, N.A. The Trust and Chateau have discussed the possibility of converting all or a portion of the principal amount of this promissory note into Common Shares or Preferred Shares; however, there is no agreement or understanding between the Trust and Chateau relating to any such conversion.

In addition, the Trust will seek to engage in consolidation and acquisition transactions with other owners of manufactured home communities, which meet the Trust's property and acquisition criteria, using its equity securities or limited partner units of N'Tandem Properties, L.P., a newly-formed Delaware limited partnership subsidiary of the Trust (the "Operating Partnership"), to facilitate such transactions. At December 31, 1998, the Operating Partnership had issued no limited partnership units and did not own any assets.



Business of Issuer
------------------

The Trust is in the business of acquiring, managing, and holding for investment manufactured home communities. Competitors of the Trust include public and private REITs, corporations, limited partnerships, individuals, and other entities engaged in real estate investment activities. Competition for such properties varies with (i) changes in the supply or demand for similar or competing properties in a given area, (ii) changes in interest rates and the availability of mortgage funds, (iii) and changes in tax, real estate, environmental, and zoning laws.

The Trust's profitability depends in part on maximizing occupancy and rental rates at its manufactured home communities. Rents and occupancy rates are affected by both changes in general economic conditions and changes in local conditions, such as levels of employment, supply of other comparable units or competitive housing alternatives, zoning laws, and the availability and cost of energy and transportation.

All of the Trust's properties are located in or near large urban areas. Accordingly, they compete for rentals not only with other manufactured home communities but with apartments and other forms of low-cost housing that might exist.

The Trust's profitability also depends on the minimization of both property and Trust administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions, such as prevailing wages, utility rates, insurance costs, and real estate taxation practices.

The Trust has no employees. The administrative services for the Trust are provided by the Advisor, which is reimbursed for costs incurred on behalf of the Trust. The Trust's manufactured home communities are managed by Chateau, which employs all of the on-site personnel for such communities and is reimbursed by the Trust for all such costs.


Item 2. Description of Properties
        -------------------------


At December 31, 1998 the Trust owned interests in the following manufactured home communities:

                     Ownership
Name of Property    Percentage   Date Acquired          Location
------------------  -----------  -------------  ------------------------

West Star                  100%  January 1993   Tucson, Arizona
El Frontier                100%  February 1994  Tucson, Arizona
Woodland Hills             100%  March 1998     Montgomery, Alabama
Southern                   100%  November 1998  Lexington, Maryland
Surburban                  100%  December 1998  Lexington, Maryland
Lexington                  100%  December 1998  Lexington, Maryland
Long Lake                   40%  June 1995      West Palm Beach, Florida
Denali Park                 11%  February 1997  Phoenix, Arizona
Apache East                 11%  February 1997  Phoenix, Arizona

The overall occupancy of the nine communities owned by the Trust at December 31, 1998 was approximately 84.9%. The Advisor continues to maintain the properties in good condition and promote them to improve occupancy.

The Trust operates the properties as manufactured home communities, renting homesites to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. It is the Advisor's opinion that the properties are in good condition and are adequately insured.

The following tables set forth certain information as of December 31, 1998 relating to the Trust's properties.



                                                        West Star                    El Frontier             Long Lake
                                                 ----------------------       -----------------------  --------------------
                                                         Tucson,                       Tucson,            West Palm Beach,
Location                                                 Arizona                       Arizona                Florida
---------------------------------------------------------------------------------------------------------------------------

Percentage of Ownership                                    100%                          100%                   40%
Date Acquired                                             1/93                          2/94                  6/95
Acreage                                                     13                            19                    19
Number of Homesites                                         89                           179                   134
Monthly Rents (1)                                   $      232                    $      238            $      356
Occupancy                                                  100%                           99%                   83%
Real Estate Taxes                                   $    7,000                    $   17,600            $   39,500
Federal Tax Basis (2)                               $1,136,000                    $2,833,700            $1,227,385
Mortgage Information:
  Balance payable                                   $2,050,000                            (3)           $1,600,000
  Interest rate                                           8.23%                           (3)                 8.23%
  Amortization period                                       --                            (3)                   --
  Maturity date                                           6/02                            (3)                 6/02
  Balance due at maturity                           $2,050,000                            (3)           $1,600,000






                                                       Apache East                  Denali Park           Woodland Hills
                                                 ----------------------       ---------------------  -----------------------
                                                        Phoenix,                    Phoenix,               Montgomery,
Location                                                 Arizona                      Arizona                 Alabama
----------------------------------------------------------------------------------------------------------------------------

Percentage of Ownership                                     11%                         11%                     100%
Date Acquired                                             2/97                        2/97                     3/98
Acreage                                                     16                          33                      124
Number of Homesites                                        123                         162                      627
Monthly Rents (1)                                   $      220                    $    202                     $145
Occupancy                                                   93%                         91%                      82%
Real Estate Taxes                                   $   21,000                    $ 24,100                  $48,200
Federal Tax Basis (2)                               $  239,123                    $303,405               $5,802,200
Mortgage Information:
  Balance payable                                   $3,009,400                          (4)                      (6)
  Interest rate                                           8.38%                         (4)                      (6)
  Amortization period                                 24 years                          (4)                      (6)
  Maturity date                                           3/06                          (4)                      (6)
  Balance due at maturity                           $2,583,200                          (4)                      (6)



                                                       Southern                    Suburban                Lexington
                                                ----------------------       ---------------------  -----------------------
                                                      Lexington,                  Lexington,              Lexington,
Location                                               Maryland                    Maryland                Maryland
---------------------------------------------------------------------------------------------------------------------------

Percentage of Ownership                                100% (5)                    100% (5)                 100% (5)
Date Acquired                                            11/98                       12/98                    12/98
Acreage                                                     36                          49                       30
Number of Homesites                                        201                         135                       76
Monthly Rents (1)                                     $    220                    $    202                   $  293
Occupancy                                                   68%                         84%                      83%
Real Estate Taxes                                     $ 34,100                    $ 16,900                   $9,500
Federal Tax Basis (2)                               $2,453,400                  $2,494,200               $1,404,800
Mortgage Information:                                       (7)                         (7)                      (7)
  Balance payable                                           (7)                         (7)                      (7)
  Interest rate                                             (7)                         (7)                      (7)
  Amortization period                                       (7)                         (7)                      (7)
  Maturity date                                             (7)                         (7)                      (7)
  Balance due at maturity                                   (7)                         (7)                      (7)


(1)  Average rental rates in effect on December 31, 1998.
(2) For income tax purposes, the property and its components are depreciated using both straight-line and accelerated methods over useful lives ranging from five to 40 years.
(3)  Same mortgage note payable as West Star.
(4)  Same mortgage note payable as Apache East.
(5) The Trust indirectly owns this property through N'Tandem at Lexington, LLC, a Maryland limited liability company, which is wholly-owned by the Operating Partnership.
(6) The Trust entered into two notes, one secured and one unsecured from Chateau, for an aggregate of $5,001,000 with an interest rate of Prime plus one percent (8.75% at December 31, 1998), with a maturity date of April 1999.
(7) The Trust entered into a note from Chateau for an aggregate of $5,650,000 with an interest rate of Prime plus one percent (8.75% at December 31, 1998), with a maturity date of November 1999.


Item 3.  LEGAL PROCEEDINGS
         -----------------

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Trust is a party or to which any of its properties is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On October 23, 1998, the Trust held its 1998 Annual Meeting of Shareholders. At the 1998 Annual Meeting, the Trust's shareholders voted on (i) the conversion of the Trust from a finite-life entity to an infinite-life entity; (ii) the amendment and restatement of the Trust's Declaration of Trust and the adoption of By-laws for the Trust; (iii) the approval of a stock option plan for the Trust, through the approval and adoption of the proposed form of the 1998 Equity Compensation Plan; and (iv) the annual election of Trustees to serve on the Trust's Board of Trustees. Information regarding the number of votes cast for, against or withheld, as well as the number of abstentions, on each of the proposals presented at the 1998 Annual Meeting of Shareholders appears in Item 4 of the Trust's Form 10-QSB for the quarter ended September 30, 1998.

                                 PART II
                                 -------

Item 5.  MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         --------------------------------------------------------------------

As of December 31, 1998, there was no public market for the Trust's Common Shares of record. As of December 31, 1998, there were 181 shareholders holding an aggregate of 109,308 common shares.

Cash distributions paid to holders of Common Shares since December 31, 1996 are as follows:

                                           Aggregate
Date Paid                                    Amount                           Per Share
---------                                  ---------                          ---------
November 1998                                $41,000                             $0.375
August 1998                                  $37,700                             $0.375
May 1998                                     $33,800                             $0.375
February 1998                                $33,700                             $0.375
November 1997                                $33,800                             $0.375
August 1997                                  $33,800                             $0.375
May 1997                                     $33,800                             $0.375
February 1997                                $33,800                             $0.375

Common Shares and Preferred Shares receive distributions of cash from operations when and as declared by the Trustees. The Trustees are required to declare a Preferred Share dividend on the Preferred Shares annually, equal to between 6% and 7% of the per share original offering price of the Preferred Shares, as adjusted for prior distributions. Once the annual Preferred Share Dividend Preference is declared and paid, the Trustees may declare annually, in their discretion, a Common Share dividend which may not exceed the amount of the Preferred Share dividend for such year. Any distributions in excess of the above amounts are required to be distributed pro rata among the Preferred Shares and the Common Shares as a single class.

On May 11, 1998, the Trust issued to Chateau 19,139 Common Shares at a price per share of $25 upon conversion of $478,475 of a $5.5 million loan from Chateau.
In connection with the issuance of such Common Shares, the Trust relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations of the Securities Exchange Commission promulgated thereunder.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

Overview
--------

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

Results of Operations
---------------------

The Trust incurred net losses of $22,400 and $364,000 for the years ended December 31, 1997 and 1998, respectively. The increase in the loss is mainly attributable to the increase in interest and depreciation as a result of the acquisitions in 1998. The net loss per common share was $1.88 in 1997 and $4.88 in 1998.

Rent and utilities revenues increased from $956,100 in 1997 to $1,703,300 in 1998. The increases were due to the acquisitions in 1998 as well as rent increases in the existing properties.

Equity in earnings (losses) of joint ventures, which represents the Trust's 40% interest in the net income of the Long Lake manufactured home community, and 11% interest in Apache and Denali, decreased slightly from a loss of $30,600 in 1997 to a loss of $27,800 in 1998. Occupancy in both Apache and Denali increased from 81% in 1997 to 92.7% and 90.7%, respectively, in 1998.

Interest income decreased slightly from $5,000 in 1997 to $1,500 in 1998 due mainly to lower cash balances maintained by the Trust.

Property operating expenses increased from $456,800 in 1997 to $822,700 in 1998 due mainly to the acquisitions in 1998.

Interest expense increased from $227,700 in 1997 to $652,000 in 1998 due mainly to the debt incurred as a result of the acquisitions in 1998.

Depreciation expense increased from $163,100 in 1997 to $349,300 due to the acquisitions made in 1998.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $54,500 in 1997 to$147,100 in 1998 primarily due to the acquisitions in 1998.

General and administrative expenses increased from $62,500 in 1997 to $92,800 in 1998. The increase was due to additional costs related to the acquisitions made in 1998.

The Trust was formed in November 1991 under the laws of the State of California. At December 31, 1998, the Trust's portfolio was comprised of six wholly-owned and three partially-owned manufactured home communities containing 1,726 homesites located in four states.

Since its organization, the Trust has elected to qualify as a REIT under the Code and thus does not generally pay federal corporate income taxes on its earnings to the extent such earnings are distributed to shareholders.



Liquidity and Capital Resources
-------------------------------

The Trust's principal uses of its liquidity and capital resources have historically been for distributions to shareholders, property acquisitions, payment of advisory and management fees and payment of debt service. To maintain its qualification as a REIT under the Code, the Trust is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. The Trust declared quarterly distributions on its Common Shares of an aggregate of $1.50 per share in each of 1997 and 1998. In addition, the Trust paid quarterly distributions on its Preferred Shares of an aggregate of $1.50 per share in each of 1997 and 1998. Future distributions on the Common Shares will be determined based on actual results of operations and cash available for distribution.

The Trust's principal source of liquidity is its cash flow generated from operations generated from its real estate investments. Net cash provided by operating activities was $645,600 for the year ended December 31, 1998. At December 31, 1998, the Trust's cash and restricted cash amounted to approximately $26,300.

Net cash used in investing activities was $11,538,600 which was used primarily for the 1998 acquisitions.

In March 1998, the Trust acquired Woodland Hills, a 627-site manufactured home community located in Montgomery, Alabama, for $5.5 million. In order to enable the Trust to make the acquisition, Chateau offered to make an investment in the Trust. The Trustees accepted such offer and, on March 30, 1998, the Trust entered into an agreement with Chateau, pursuant to which Chateau invested $5.5 million in the Trust in exchange for the issuance within 90 days of such investment of (i) such number of Common Shares (at a price of $25 per share) as the Trustees may determine; and (ii) promissory notes in a principal amount of the balance of the investment. In connection with such investment, on May 11, 1998, the Trust issued to Chateau (i) 19,139 Common Shares; and (ii) two promissory notes with an aggregate principal amount of $5,001,525.

In November 1998, the Trust acquired Southern. The purchase price paid for Southern was $2,350,000, of which $2,000,000 was paid at closing and $350,000 will be paid over the next four years. In order to purchase Southern, N'Tandem borrowed $1,950,000 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A.

In December 1998, the Trust purchased Lexington and Suburban. Both Lexington and Suburban are located in Lexington, Maryland. The aggregate purchase price for Lexington and Suburban was $4,250,000, of which $3,750,000 was paid at closing and $500,000 will be paid upon completion of certain obligations relating to the management of Southern, Lexington and Suburban. In order to purchase Lexington and Suburban, N'Tandem borrowed $3,700,000 from Chateau at an annual interest rate of equal to 1% per annum above the prime rate established by Bank One, N.A.

At the end of the third quarter of 1998, the Trust negotiated to acquire one manufactured home community and ownership interests in six other manufactured home communities from Windsor Park Properties 4. The acquisition is subject to limited partner approval, which has not yet been obtained. The consummation of the proposed acquisition is subject to the satisfaction of certain conditions, including the approval of Windsor's limited partners. The purchase price for these assets will be paid by the Trust in cash. Substantially all of the funds required by the Trust to complete the proposed acquisition of these assets will be supplied by Chateau, in exchange for the issuance by the Trust of an unsecured promissory note. Pursuant to the terms of the proposed acquisition, this promissory note will be in a principal amount of $9,000,000 and will bear interest at an annual rate equal to 1% per annum above the prime rate established by Bank One, N.A. The Trust and Chateau have discussed the possibility of converting all or a portion of the principal amount of this promissory note into Common Shares or Preferred Shares; however, there is no agreement or understanding between the Trust and Chateau relating to any such conversion.

The Trust's principal long-term liquidity requirements will be the repayment of principal on its outstanding mortgage debt and the acquisition of additional properties pursuant to the Trust's Business Plan. At December 31, 1998, the Trust's total mortgage debt, including its proportionate share of joint venture debt, was $13,672,600, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.60% at December 31, 1998. The Trust and affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly.

The Trust intends to fund the repayment of its mortgage debt with equity or other debt financings, including public financings. In addition, future acquisitions of properties will be funded through investments by Chateau or by other third parties in the Trust or with equity or other debt financings, including public financings. The availability of such investments or such financings will influence the Trust's decision to proceed with, and the pace of, future acquisition activities.

Year 2000 Compliance
--------------------

The Advisor has assessed the impact of the year 2000 issue on its reporting systems and operations. The year 2000 issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always 19. As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless, corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations

Substantially all of the computer systems and applications and operating systems in use by the Advisor and Chateau and properties have been, or are in the process of being upgraded and modified. The Trust is of the opinion that, in connection with those upgrades and modifications, it, as well as the Advisor and Chateau, have addressed applicable year 2000 issues as they might affect the computer systems and applications in use by the Advisor and Chateau and located at the Trust's properties. The Trust anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Trust does not expect to be material.

The Trust is exposed to the risk that one or more of its vendors or service providers may experience year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Trust's operations. To date, the Trust is not aware of any vendor or service provider year 2000 issue that management believes would have a material adverse impact on the Trust's operations if the Trust, however, has no means of ensuring that its vendors or service providers will be year 2000 ready. The inability of vendors or service providers to complete the year 2000 resolution process in a timely fashion could have an adverse impact on the Trust and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Trust do not pose Year 2000 problems for the Trust given the type and nature of the Trust's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Trust. The likelihood and effect of such disruptions is not determinable at this time.

The Advisor expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the year 2000 issue will materially impact the financial condition or operations of the Trust.

Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                             Page
                                                             ----

Report of Independent Accountants                              14

Consolidated Balance Sheet as of December 31, 1998             15

Consolidated Statements of Operations for the years ended
 December 31, 1998 and 1997                                    16

Consolidated Statements of Shareholders' Equity for
 the years ended December 31, 1998 and 1997                    17

Consolidated Statements of Cash Flows for the years ended
 December 31, 1998 and 1997                                    18

Notes to Consolidated Financial Statements                     19

Report of Independent Accountants

To the Shareholders of N'Tandem Trust:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of N'Tandem Trust (the "Trust") at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Denver, Colorado
March 19, 1999

                                          N'TANDEM TRUST
                                          --------------
                                    CONSOLIDATED BALANCE SHEET
                                    --------------------------

                                                                              December 31, 1998
                                                                          -------------------------
ASSETS

Property held for investment, net                                          $            16,352,800
Investments in joint ventures and limited partnerships                                     806,600
Cash and cash equivalents                                                                   26,300
Deferred financing costs, net                                                               42,100
Other assets                                                                               469,000
                                                                         -------------------------

Total Assets                                                               $            17,696,800
                                                                         =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Mortgage note payable                                                    $             2,050,000
  Note payable to affiliate                                                             10,651,500
  Accounts payable                                                                           7,000
  Accrued expenses                                                                         626,400
  Other liabilities                                                                      1,021,700
  Due to Advisor and Affiliates                                                            727,100
                                                                         -------------------------
                                                                                        15,083,700
Total Liabilities

Commitments and Contingencies (Note 9)

Shareholders' Equity:
  Preferred shares of beneficial interest, no par value; unlimited
  Shares authorized; 98,073 shares issued and outstanding                                2,121,700

  Common shares of beneficial interest, no par value; unlimited
  Shares authorized; 109,308 shares issued and outstanding                               2,401,400

  Dividends in excess of accumulated earnings                                           (1,910,000)
                                                                         -------------------------


Total Shareholders' Equity                                                               2,613,100
                                                                         -------------------------

Total Liabilities and Shareholders' Equity                                 $            17,696,800
                                                                         =========================



                See accompanying notes to financial statements.

                                              N'TANDEM TRUST
                                              --------------
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   -------------------------------------



                                                                  For The Year Ended December 31,
                                                       --------------------------------------------------
                                                                  1998                      1997
                                                       ------------------------     ---------------------
REVENUES
--------
Rent and utilities                                       $            1,703,300       $           956,100
Equity in earnings (losses) of joint ventures and
 limited partnerships                                                   (27,800)                  (30,600)
Interest                                                                  1,500                     5,000
Other                                                                    22,900                    11,700
                                                       ------------------------     ---------------------

                                                                      1,699,900                   942,200
                                                       ------------------------     ---------------------

COSTS AND EXPENSES
------------------
Property operating                                                      822,700                   456,800
Interest                                                                652,000                   227,700
Depreciation                                                            349,300                   163,100
Advisory fee                                                            147,100                    54,500
General and administrative:
  Related parties                                                        28,800                    29,800
  Other                                                                  64,000                    32,700
                                                       ------------------------     ---------------------

                                                                      2,063,900                   964,600
                                                       ------------------------     ---------------------

Net loss                                                 $             (364,000)      $           (22,400)

Preferred dividends Paid                                               (147,100)                 (147,100)
                                                       ------------------------     ---------------------

Net loss attributable to common shares                   $             (511,100)      $          (169,500)
                                                       ========================     =====================

Basic and diluted loss per common share                  $                (4.88)      $             (1.88)
                                                       ========================     =====================

Dividends per common share                               $                 1.50       $              1.50
                                                       ========================     =====================



                See accompanying notes to financial statements.

                                                           N'TANDEM TRUST
                                                           --------------

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          -----------------------------------------------

                                           FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997
                                           ----------------------------------------------


                                                                                        Dividends
                                                                                      In excess of
                                Preferred                    Common                    Accumulated
                                 Shares                      Shares                     Earnings                      Total
                     ---------------------------     ---------------------      ----------------------      -----------------------
Balance at
 December 31, 1996              $      2,121,700          $      1,922,900           $        (947,800)          $        3,096,800

Net Loss                                                                                       (22,400)                     (22,400)

Dividends Preferred                                                                           (147,100)                    (147,100)

Dividends Common                                                                              (135,300)                    (135,300)

Balance at
December 31, 1997               ----------------          ----------------          ------------------           ------------------
                                       2,121,700                 1,922,900                  (1,252,600)                   2,792,000
                                ----------------          ----------------          ------------------           ------------------


Shares issued in
 connection with
 acquisitions                                                      478,500                                                  478,500



Net Loss                                                                                      (364,000)                    (364,000)
Dividends Preferred                                                                           (147,100)                    (147,100)
Dividends Common                                                                              (146,300)                    (146,300)
                                ----------------          ----------------          ------------------           ------------------
Balance at
December 31, 1998
                                $      2,121,700          $      2,401,400          $       (1,910,000)          $        2,613,100
                                ================          ================          ==================           ==================



                 See accompanying notes to financial statements

                                 N'TANDEM TRUST
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                     For The Year Ended December 31,
                                                       ---------------------------------------------------------

                                                                   1998                          1997
                                                       ---------------------------     -------------------------
Cash flows from operating activities:
 Net loss                                                   $             (364,000)        $             (22,400)
 Adjustments to reconcile net loss to net cash
  provided by
   operating activities:
   Depreciation                                                            349,300                       163,100
   Equity in (earnings) losses of joint ventures
      and limited partnerships                                              27,800                        30,600
  Joint ventures' cash distribution                                        (27,800)
   Loss on sale of property                                                      0                         3,000
   Amortization of deferred financing costs                                 11,100                        13,200

Changes in operating assets and liabilities:
   (Increase) decrease in other assets                                    (367,200)                       34,200
   Increase (decrease) in accounts payable                                   1,200                        (8,900)
   Increase (decrease) in accrued expenses                                 593,200                       (25,000)
   Increase (decrease) in tenant deposits and other                        171,600                       (20,800)
    liabilities
   Increase (decrease) in Due to Advisor and Affiliates                    250,300                       (26,700)
                                                       ---------------------------     -------------------------

Net cash provided by operating activities                                  645,500                       140,300
                                                       ---------------------------     -------------------------

Cash flows from investing activities:
  Increase in property held for investment                             (11,591,300)                      (45,900)
  Increase in investment in joint ventures
    and limited partnerships                                                     0                       (26,100)
  Proceeds from sale of property                                                 0                     1,704,000
  Joint Ventures' and limited partnerships'
    cash distributions                                                      52,700                         6,000
                                                       ---------------------------     -------------------------

Net cash provided by operating activities                              (11,538,600)                    1,638,000
                                                       ---------------------------     -------------------------

Cash flows from financing activities:
  Issuance of shares                                                       478,500
  Dividends paid                                                          (293,400)                     (282,400)
  Proceeds from Note due to Chateau                                     10,651,500
  Repayment of mortgage notes payable                                            0                    (1,313,800)
  Repayment of loan from affiliate                                               0                      (241,300)
                                                       ---------------------------     -------------------------

Net cash provided by (used in) financing activities                     10,836,600                    (1,837,500)
                                                       ---------------------------     -------------------------

Net decrease in cash and cash equivalents                                  (56,500)                      (59,200)

Cash and cash equivalents at beginning of year                              82,800                       142,000
                                                       ---------------------------     -------------------------

Cash and cash equivalents at end of year                    $               26,300         $              82,800
                                                       ===========================     =========================

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (none capitalized)                             $              219,350         $             238,100
                                                       ===========================     =========================


                 See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


NOTE 1.  THE TRUST AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------

The Trust
---------

N'Tandem Trust, an unincorporated California business trust (the Trust), was formed in November 1991 for the purpose of acquiring, managing and selling existing manufactured "home" communities. The Advisor of the Trust is The Windsor Corporation ("The Advisor"), a California corporation. In September 1997, Chateau Communities, Inc ("Chateau"), a publicly traded real estate investment trust, purchased 100% of the shares of the Advisor.

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

As a result of the approval of the Organizational Amendments, the Trust now intends to move forward with certain transactions and to effect certain changes including the following: (i) the Trust will complete its restructuring as an "umbrella partnership" REIT in order to facilitate tax-free and/or tax-deferred acquisitions of additional properties, (ii) the Trust will begin implementing a growth-oriented business plan (the "Business Plan") intended to cause the Trust to attain greater size and asset diversity; and (iii) if successful in the implementation of the Business Plan, the Trust anticipates that it will seek to list the Common Shares on a national securities exchange or NASDAQ, and if deemed appropriate, raise additional capital through an underwritten public offering of the Common Shares or other securities of the Trust.

The Trust's current portfolio of properties is comprised of a 100 percent ownership interest in six manufactured home community properties and a 40 percent, 11 percent, and 11 percent interest, respectively, in three other manufactured home community properties. The Trust believes that significant opportunities exist to acquire additional properties that fit the investment objectives and guidelines set forth in its Business Plan. The Trust anticipates that it will focus on acquisitions where the Trust believes there is substantial opportunity to improve operational and financial results or where for some reason, because of poor management or otherwise, a property is operating substantially below its potential.

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

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include accounts of the Trust and its wholly owned subsidiaries.

Property Held for Investment
----------------------------

Property held for investment is carried at cost unless facts and circumstances indicate that the carrying value of the property may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual property to its carrying value. If such cash flows are less than the property's carrying value, the carrying value of the project is written down to its estimated fair value. No such writedowns were recorded for the years ended December 31, 1998 or 1997.

Property held for investment is depreciated over various estimated useful lives (building and improvements - 5 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

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

In November 1998, the Trust purchased Southern Mobile Home Community, a community containing 201 sites located in Lexington Park, Maryland. The purchase price was $2,350,000, of which $2,000,000 was paid at closing and $350,000 will be paid over the next four years. In order to purchase the community, the Trust borrowed $1,950,000 from Chateau at a rate of Prime plus one percent per annum.

In December 1998, the Trust purchased two communities, Lexington Manufactured Home Community, containing 76 homesites and Suburban Manufactured Home Community, containing 135 homesites, both located in Lexington, Maryland (the "Lexington Acquisition"). The Lexington Acquisition was completed for a purchase price of $4,250,000, of which $3,750,000 was paid at closing and $500,000 will be paid upon completion of certain obligations relating to the management of the Lexington Properties. In order to complete the acquisition, the Trust borrowed $3,700,000 from Chateau at a rate of Prime plus one percent per annum.

The following unaudited pro forma income statement information has been prepared as if the significant acquisitions made in 1998 had occurred on January 1, 1997. The pro forma income statement is not indicative of the results which actually would have occurred if these acquisitions had been consummated on January 1, 1997.

                                1998               1997
                                ----               ----

Revenues                   $ 2,948,400        $ 2,939,000
                           ===========        ===========

Total Expenses             $ 3,594,200        $ 3,525,800
                           ===========        ===========

Net loss attributable
 to common shares          $  (792,912)       $  (733,900)
                           ===========        ===========

Basic and diluted loss
 per common share          $     (7.25)       $     (6.71)
                           ===========        ===========

Investment in Joint Ventures and Limited Partnerships
-----------------------------------------------------

The investment in joint ventures are accounted for by utilizing the equity method of accounting as the properties are subject to joint control requiring approval or mutual agreement of the investees. The investment in limited partnerships are also accounted for utilizing the equity method as the Limited Partners have significant rights.

Financing Costs
---------------

Financing costs are amortized to interest expense over the life of the note utilizing a method, which approximates the effective interest method.

Income Taxes
------------

The Trust operates in a manner intended to enable it to qualify as a real estate investment trust ("REIT")under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 95% of its investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Trust intends to continue to qualify and to distribute substantially all of its taxable income to its shareholders. Therefore, no provision for Federal income taxes is required.

Basic and Diluted Loss per Common Share
---------------------------------------

Basic and diluted loss per common share calculated is based on the weighted average number of common shares outstanding during the year and income available to the common shareholders. Basic and diluted earnings per common share are the same, as the Trust has no dilutive securities. The weighted average number of common shares outstanding during the years ended December 31, 1998 and 1997 was 104,641 and 90,169, respectively.

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

Revenue Recognition
-------------------

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

NOTE 2.  AMENDED AND RESTATED DECLARATION OF TRUST
         -----------------------------------------

In accordance with the Amended and Restated Declaration of Trust, no shareholder shall be personally liable for any liabilities, debts or obligations of, or claims against the Trust. The number of common and preferred shares outstanding at December 31, 1998 was 109,308 and 98,073, which represented capital contributions of $2,732,725 and $2,451,825.

The Advisor is entitled to receive from the Trust various fees and compensation which are summarized as follows:

Operational Stage
-----------------

For management of the Trust's business, the Advisor earns an advisory fee of 1% of invested assets and .5% of uninvested assets. The fee is subject to limitation if the Trust's total operating expenses (as defined) exceed the greater of 2% of the Trust's average invested assets or 25% of the Trust's net income. The fee is also subordinated to preferred shareholders receiving a minimum of 6% and maximum of 7% annual cumulative dividend, and to common shareholders receiving a 6% annual noncumulative dividend. Advisory fees of $147,100 and $54,500 were accrued during the years ended December 31, 1998 and 1997, respectively.

The Trust reimburses the Advisor for certain direct expenses and employee, executive and administrative time which are incurred on the Trust's behalf. The Trust was charged $28,800 and $34,500 for such costs during the years ended December 31, 1998 and 1997, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations. As of December 31, 1998, the Trust owed the Advisor $727,100 for advisory fees and other operating expenses and $418,700 to Chateau for interest on the secured and unsecured notes.

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

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of six manufactured home communities summarized as follows:

Name of Property      Date Acquired         Location
------------------  -----------------  -------------------

West Star           January 15, 1993   Tucson, Arizona
El Frontier         February 18, 1994  Tucson, Arizona
Woodland Hills      March 30, 1998     Montgomery, Alabama
Southern            November 30, 1998  Lexington Park, Maryland
Suburban            December 2, 1998   Lexington Park, Maryland
Lexington           December 2, 1998   Lexington Park, Maryland

                                                                          December 31, 1998
                                                                     ---------------------------
Land                                                                   $               4,737,300
Buildings and improvements                                                            12,555,400
Furniture and equipment                                                                   74,100
                                                                     ---------------------------

                                                                                      17,366,800
Less accumulated depreciation                                                          1,014,000
                                                                     ---------------------------

                                                                       $              16,352,800
                                                                     ===========================

NOTE 4.  INVESTMENT IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         -----------------------------------------------------

The Trust's investments in joint ventures and limited partnerships consist of interests in three manufactured home communities at December 31, 1998.

The condensed financial position and results of operations of the joint ventures and limited partnerships are as follows (unaudited):

                                                                          December 31, 1998
                                                                        -------------------------
Financial Position
------------------

Property held for investment, net                                         $             7,906,300
Cash                                                                                       34,600
Other assets                                                                              179,400
                                                                        -------------------------

    Total assets                                                          $             8,120,300
                                                                        =========================

Mortgage note payable                                                     $             4,609,400
Accounts payable                                                                            8,600
Other liabilities                                                                         103,900
                                                                        -------------------------

    Total liabilities                                                                   4,721,900

Partners' equity                                                                        3,398,400
                                                                        -------------------------

Total liabilities and Partners' equity                                    $             8,120,300
                                                                        =========================



                                                     Year Ended                     Year Ended
                                                   December 31,1998              December 31, 1997
                                                -----------------------      -------------------------
Results of Operations
---------------------

Property revenues                                 $           1,211,000        $             1,089,100

Expenses:
  Property operating                                            690,000                        654,300
  Interest                                                      436,000                        353,200
  Depreciation                                                  280,400                        242,400
                                                -----------------------      -------------------------

                                                              1,406,400                      1,249,900
                                                -----------------------      -------------------------

Net (Loss)                                        $            (195,400)       $              (160,800)
                                                =======================      =========================

NOTE 5. NOTES PAYABLE AND OTHER LIABILITIES
        -----------------------------------

Mortgage notes payable consist of the following at December 31, 1998:

Property                        Principal Outstanding    Interest Rate   Maturity
------------------------------  ---------------------    -------------  ---------
Weststar/El Frontier                       $2,050,000            8.23%      2002
Secured notes to Chateau                   $9,300,500            8.75%      1999
Unsecured notes to Chateau                 $1,350,900            8.75%      1999

Included in other liabilities are the deferred payments incurred during the 1998 acquisition, including $350,000 incurred in the Southern acquisition, to be paid over the next four years and $500,000 incurred on the Lexington acquisition to be paid upon completion of certain obligations relating to the management of the Lexington properties.

NOTE 6.  COMMON AND PREFERRED SHARES
         ---------------------------

Preferred shareholders receive a minimum of 6% and a maximum of 7% cumulative, preferred dividend, the preferred dividend rate to be established annually by the Board of Trustees. After the payment of preferred dividends, common shareholders are eligible to receive a noncumulative dividend equal to the preferred dividend rate for that year. Any further dividends declared are paid equally on a per share basis to common and preferred shareholders. The preferred dividend rate, as established by the Board of Trustees, was 6% for both of the years ended December 31, 1998 and 1997.

For federal income tax purposes, earnings and profits of the Trust will be allocated to preferred and common shareholders in accordance with their dividend priorities. Accordingly, taxable income is first allocated to preferred shareholders to the extent of their dividend priority.

NOTE 7. STOCK OPTION PLAN
        -----------------
During 1998, the Trust adopted an Equity Compensation Plan, which allows for the grant of incentive stock options, non-qualified stock options, restricted shares and dividend equivalent rights. For the year ended December 31, 1998, 5,000 options were granted, none were exercised, and none were forfeited. The options vest after one year and have an exercise price of $25, which approximates fair value at the grant date. The pro forma effects of the grants, under SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123") are immaterial to net income. As permitted by SFAS 123, the Trust elected to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock option plan. No compensation expense was recognized for the year ended December 31, 1998.

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash equivalents, receivables, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments. The mortgage note payable bears interest at a variable rate indexed to either Treasury Bills, LIBOR; or Prime; therefore, the Advisor believes the carrying values of the notes approximate fair value.

NOTE 9.  CONTINGENCIES
         -------------

The Trust, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Trust, nor does management believe it will have a material impact in the future. The Trust is jointly and severally liable for $4,609,400 of debt issued by affiliated entities in which it has a joint venture or limited partnership investment.

NOTE 10.  RELATED PARTY TRANSACTIONS
         --------------------------

Chateau and/or its predecessor have been providing property management services to the Trust since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $80,000 and $48,200 for the years ended December 31, 1998 and 1997, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Trust and then reimbursed by the Trust. These amounts were $203,300 and $78,000 for the years ended December 31, 1998 and 1997, respectively.

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
         -------------------------------------------------

The names, ages, and nature of the positions held by the Directors and executive officers of the Trust follow:

                      Name                                 Age                               Office
------------------------------------------------     -------------     ------------------------------------------------
Gary P. McDaniel                                           53          Chairman of the Board of Trustees
Kenneth G. Pinder                                          63          Director
Richard B. Ray                                             58          Director

A brief background of the Directors and executive officers of the Trust follows:

Gary P. McDaniel (53) has been Chief Executive Officer and a director of Chateau Communities, Inc. since February 1997. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc. since 1993, has been a principal of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

Richard B. Ray (58); Since 1995 Co-Chairman of the Board and Chief Financial Officer of the 21st Century Mortgage, (a lender to the manufactured home industry); Director of the following companies: BankFirst, Radio Systems Corporation, and N'Tandem Trust, Director of Knox County, Tennessee. Previously, Executive Vice President, Chief Financial Officer and Director of Clayton Homes Inc. (a vertically integrated manufactured housing company) form 1982-1994; a Director of Palm Harbor Homes, Inc. (a national producer of manufactured homes) from 1994-1995.

Kenneth G. Pinder (63); Entered the housing business in 1970 managing a Manufactured Housing site rental community. Formed American Living Homes, Inc., a Manufactured Housing Dealership, in 1974. Continues to be the owner and president of this corporation. Sole owner of Able Mobile Housing, Inc., a temporary housing company for fire loss victims. He has developed mobile homesites and purchased and sold numerous communities over the past twenty years. Mr. Pinder has been a member of the Michigan Manufactured Housing Association for over 25 years. In 1992 he was elected to the Michigan Manufactured Housing Board of Directors. He was also elected to the Executive Committee of the Board.


Item 10.  EXECUTIVE COMPENSATION
          ----------------------

Information regarding compensation the Trustees of the Trust appears in the Trust's proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The table of beneficial ownership of the Trust appears in the Trust's proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Information regarding certain relationships and related transactions appears in the Trust's proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

  (a)  Exhibits and Index of Exhibits

Exhibit
------------------                                                                                                      Page
Number                                                      Description                                                Number
------------------  --------------------------------------------------------------------------------------------  -----------------

               3.1  Amended and Restated Declaration of Trust*
               3.2  By-laws of the Company**
              10.3  1998 Equity Compensation Plan***
              10.4  Investment Agreement by and between Windsor Real Estate Investment Trust 8 and Chateau
                    Communities, Inc.****
               21.  List of Subsidiaries
               27.  Financial Data Schedule

_____________________
* Filed as Appendix A to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
** Filed as Appendix B to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
*** Filed as an attachment the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
**** Filed as Exhibit 7.1 to Schedule 13D (Amendment No. 2) of Chateau
     Communities, Inc. filed with the Commission on December 18, 1998.

     (b)  Reports on Form 8-K

The Trust filed on December 14,1998 a Current Report on Form 8-K, dated November 30, 1998, reporting the acquisition of Southern Mobile Home Community, Lexington Manufactured Home Community and Suburban Manufactured Home Community, all located in Lexington Park, Maryland. On February 12, 1999, the Company filed on Form 8-K/A the financial statements relating to the acquisitions reported on the Form 8-K, dated November 30, 1998.

     The financial statements filed were as follows:

     The Audited Historical Summary of Revenues and Direct Operating Expenses for Lexington Manufactured Home Community and Suburban Manufactured Home Community for the year ended December 31, 1997.

     The Audited Historical Summary of Revenues and Direct Operating Expenses for Southern Mobile Home Community for the year ended December 31, 1997.

     The pro forma financial statements filed were as follows:

     Pro Forma Condensed Statements of Operations of the Trust for the nine months ended September 30, 1998 and for the year ended December 31, 1997 (Unaudited).

     Pro Forma Condensed Balance Sheet of the Trust as of September 30, 1998 (Unaudited).


                                 Exhibit Index

Exhibit
------------------                                                                                                      Page
Number                                                      Description                                                Number
------------------  --------------------------------------------------------------------------------------------  -----------------

               3.1  Amended and Restated Declaration of Trust*
               3.2  By-laws of the Company**
              10.3  1998 Equity Compensation Plan***
              10.4  Investment Agreement by and between Windsor Real Estate Investment Trust 8 and Chateau
                    Communities, Inc.****
               21.  List of Subsidiaries
               27.  Financial Data Schedule

_____________________
* Filed as Appendix A to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
** Filed as Appendix B to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
*** Filed as an attachment the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
**** Filed as Exhibit 7.1 to Schedule 13D (Amendment No. 2) of Chateau
     Communities, Inc. filed with the Commission on December 18, 1998.

                                 SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1999.


                                N'TANDEM TRUST

                           By: /s/ Gary P. McDaniel
                    --------------------------------------
                               GARY P. MCDANIEL
                                    Trustee

Date:  March 31, 1999


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                                Title                        Date
--------------------------------------  ---------------------------------------  ---------------
/s/ Gary P. McDaniel
--------------------------------------     Chairman of the Board of Trustees     March 31, 1999
GARY P. MCDANIEL



/s/ Kenneth G. Pinder
--------------------------------------     Trustee                               March 31, 1999
KENNETH G. PINDER




/s/ Richard B. Ray
--------------------------------------     Trustee                               March 31, 1999
RICHARD B. RAY
