Form 10KSB/A
period 1998-12-31
N TANDEM TRUST
filed 1999-04-23
CIK 881443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


         Commission file number: 000-21470

                                 N'TANDEM TRUST
                 (Name of small business issuer in its charter)

              California                          33-6109499
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

           6430  South  Quebec   Street,   Englewood,  Colorado  80111
          (Address of principal executive offices including zip code)

Issuer's telephone number including area code:   (303)741-3707

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Shares of Beneficial Interest, par value $0.01 per share, and Preferred Shares of Beneficial Interest, par value $0.01 per share.

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year:  $ 1,699,900

         Documents Incorporated by Reference: Portions of the issuer's proxy statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional small business disclosure format (check one): Yes [  ]  No [X]

At March 29, 1999, the issuer had 109,308 and 98,073 Common and Preferred Shares, respectively, of Beneficial Interest outstanding.

                                TABLE OF CONTENTS

                                                                           Page
                                     PART I

Items 1 and 2.  DESCRIPTION OF BUSINESS AND PROPERTIES........................3

Item 3.  LEGAL PROCEEDINGS....................................................8

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................8



                                     PART II


Item 5.  MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.9

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................9

Item 7.  FINANCIAL STATEMENTS................................................14

Item 8.  FINANCIAL DISCLOSURE................................................29


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................29

Item 10.EXECUTIVE COMPENSATION...............................................29

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....29

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................30

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K...................................31

Signatures...................................................................34

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


                                     PART I

Items 1 and 2.  DESCRIPTION OF BUSINESS AND PROPERTIES

General

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

Additionally, Chateau has advised the Trust that it intends to announce that the Trust will be a primary vehicle through which Chateau will make investments in manufactured home communities that do not fit the core asset type typical of the existing Chateau portfolio, which is characterized by large, stable, institutional-quality, full amenitized properties. The Trust will employ higher levels of leverage than Chateau and will focus primarily on "lower profile assets", meaning properties that (i) are typically not part of a portfolio of manufactured housing community properties; (ii) are located in tertiary demographic and geographic markets; (iii) are not managed by a nationally known manufactured home community operator; (iv) may be smaller and are likely to have fewer amenities; and (v) have a greater proportion of single-section homes than the typical Chateau community. The Trust believes that its affiliation with Chateau will benefit the Trust by providing it with access to Chateau's national organization, management team and investment and management philosophies. Through its affiliation with Chateau, the Trust believes that it will be exposed to a wider range of acquisition opportunities as a result of Chateau's national organization and knowledge of the manufactured housing community industry and will benefit from Chateau's expertise in effectively and efficiently managing properties.

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

At December 31, 1998 the Trust owned interests in the following manufactured home communities:

                           Ownership
Name of Property           Percentage             Date Acquired                  Location

West Star                    100%                 January 1993                   Tucson, Arizona
El Frontier                  100%                 February 1994                  Tucson, Arizona
Woodland Hills               100%                 March 1998                     Montgomery, Alabama
Southern                     100%                 November 1998                  Lexington, Maryland
Suburban                     100%                 December 1998                  Lexington, Maryland
Lexington                    100%                 December 1998                  Lexington, Maryland
Long Lake                     40%                 June 1995                      West Palm Beach, Florida
Denali Park                   11%                 February 1997                  Phoenix, Arizona
Apache East                   11%                 February 1997                  Phoenix, Arizona

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

                                                                                  Long Lake
                                        West Star             El Frontier      West Palm Beach,
                                         Tucson,                Tucson,            Florida
Location                                 Arizona                Arizona

Percentage of Ownership                    100%                   100%                40%
Date Acquired                              1/93                   2/94               6/95
Acreage                                     13                     19                 19
Number of Homesites                         89                    179                134
Monthly Rents (1)                          $232                   $238               $356
Occupancy                                  100%                   99%                83%
Real Estate Taxes                         $7,000                $17,600            $39,500
Federal Tax Basis (2)                   $1,136,000             $2,833,700         $1,227,385
Mortgage Information:
  Balance payable                       $2,050,000                (3)             $1,600,000
  Interest rate                           8.23%                   (3)               8.23%
  Amortization period                       --                    (3)                 --
  Maturity date                            6/02                   (3)                6/02
  Balance due at maturity               $2,050,000                (3)             $1,600,000




                                       Apache East            Denali Park       Woodland Hills
                                         Phoenix,              Phoenix,          Montgomery,
Location                                 Arizona                Arizona            Alabama
Percentage of Ownership                    11%                    11%                100%
Date Acquired                              2/97                  2/97                3/98
Acreage                                     16                    33                 124
Number of Homesites                        123                    162                627
Monthly Rents (1)                          $220                  $202                $145
Occupancy                                  93%                    91%                82%
Real Estate Taxes                        $21,000                $24,100            $48,200
Federal Tax Basis (2)                    $239,123              $308,405           $5,802,200
Mortgage Information:
  Balance payable                       $3,009,400                (4)                (6)
  Interest rate                           8.38%                   (4)                (6)
  Amortization period                    24 years                 (4)                (6)
  Maturity date                            3/06                   (4)                (6)
  Balance due at maturity               $2,583,200                (4)                (6)


                                         Southern               Suburban          Lexington
                                        Lexington,            Lexington,          Lexington,
Location                                 Maryland              Maryland            Maryland

Percentage of Ownership                  100% (5)              100% (5)            100% (5)
Date Acquired                             11/98                  12/98              12/98
Acreage                                     36                    49                  30
Number of Homesites                        201                    135                 76
Monthly Rents (1)                          $220                  $202                $293
Occupancy                                  68%                    84%                83%
Real Estate Taxes                        $34,100                $16,900             $9,500
Federal Tax Basis (2)                   $2,453,400            $2,494,200          $1,404,800
Mortgage Information:                      (7)                    (7)                (7)
  Balance payable                          (7)                    (7)                (7)
  Interest rate                            (7)                    (7)                (7)
  Amortization period                      (7)                    (7)                (7)
  Maturity date                            (7)                    (7)                (7)
  Balance due at maturity                  (7)                    (7)                (7)


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

                                     PART II

Item 5.  MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

As of December 31, 1998, there was no public market for the Trust's Common Shares of record. As of December 31, 1998, there were 181 shareholders holding an aggregate of 109,308 Common Shares.

Cash distributions paid to holders of Common Shares since December 31, 1996 are as follows:

                                         Aggregate
Date Paid                                Amount                     Per Share
---------                                ------                     ---------
November 1998                            $ 41,000                   $ 0.375
August 1998                              $ 37,700                   $ 0.375
May 1998                                 $ 33,800                   $ 0.375
February 1998                            $ 33,700                   $ 0.375
November 1997                            $ 33,800                   $ 0.375
August 1997                              $ 33,800                   $ 0.375
May 1997                                 $ 33,800                   $ 0.375
February 1997                            $ 33,800                   $ 0.375

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

Overview

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

At the end of the third quarter of 1998, the Trust negotiated to acquire one manufactured home community and ownership interests in six other manufactured home communities from Windsor Park Properties 4. The acquisition is subject to limited partners approval, which has not yet been obtained. The consummation of the proposed acquisition is subject to the satisfaction of certain conditions, including the approval of Windsor's limited partners. The purchase price for these assets will be paid by the Trust in cash. Substantially all of the funds required by the Trust to complete the proposed acquisition of these assets will be supplied by Chateau, in exchange for the issuance by the Trust of an unsecured promissory note. Pursuant to the terms of the proposed acquisition, this promissory note will be in a principal amount of $9,000,000 and will bear interest at an annual rate equal to 1% per annum above the prime rate established by Bank One, N.A. The Trust and Chateau have discussed the possibility of converting all or a portion of the principal amount of this promissory note into Common Shares or Preferred Shares; however, there is no agreement or understanding between the Trust and Chateau relating to any such conversion.

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

Inflation

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Trust to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Trust of any adverse effect of inflation.

Year 2000 Compliance

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

Item 7.  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report:

                                                                 Page

Report of Independent Accountants                                 14

Balance Sheet as of December 31, 1998                             15

Statements of Operations for the years ended
 December 31, 1998 and 1997                                       16

Statements of Shareholders' Equity for
 the years ended December 31, 1998 and 1997                       17

Statements of Cash Flows for the years ended
 December 31, 1998 and 1997                                       18

Notes to Financial Statements                                     19

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



PricewaterhouseCoopers LLP
Denver, Colorado
March 19, 1999



                                 N'TANDEM TRUST
                           CONSOLIDATED BALANCE SHEET


                                                                                               December 31, 1998
                                                                                          --------------------------
ASSETS

Property held for investment, net                                                         $              16,352,800
Investments in joint ventures and limited partnerships                                                      806,600
Cash and cash equivalents                                                                                    26,300
Deferred financing costs, net                                                                                42,100
Other assets                                                                                                469,000
                                                                                          --------------------------

Total Assets                                                                              $              17,696,800
                                                                                          ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable                                                                  $               2,050,000
  Note payable to                                                                                  10,651,500 7,000
affiliate
Accounts payable
  Accrued expenses                                                                                          626,400
  Other liabilities                                                                                       1,021,700
  Due to Advisor and Affiliates                                                                             727,100
                                                                                          --------------------------
                                                                                          $              15,083,700
Total Liabilities

Commitments and Contingencies  (Note 9)

Shareholders' Equity:
  Preferred shares of beneficial interest, $0.01 par value; unlimited
  Shares authorized; 98,073 shares issued and outstanding                                                 2,121,700

  Common shares of beneficial interest, $0.01 par value; unlimited
  Shares authorized; 109,308 shares issued and outstanding                                                2,401,400

  Dividends in excess of accumulated earnings                                                           (1,910,000)

                                                                                          --------------------------

Total Shareholders' Equity                                                                                2,613,100
                                                                                          --------------------------

Total Liabilities and Shareholders' Equity                                                $              17,696,800
                                                                                          ==========================







                See accompanying notes to financial statements.



                                                 N'TANDEM TRUST
                                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                            For The Year Ended December 31,
                                                                      --------------------------------------------

                                                                               1998                   1997
                                                                      --------------------   ---------------------

REVENUES

Rent and utilities                                                    $         1,703,300    $            956,100
Equity in earnings (losses) of joint ventures and limited
partnerships                                                                     (27,800)                (30,600)
Interest                                                                            1,500                   5,000
Other                                                                              22,900                  11,700
                                                                      --------------------   ---------------------

                                                                                1,699,900                 942,200
                                                                      --------------------   ---------------------

COSTS AND EXPENSES

Property operating                                                                822,700                 456,800
Interest                                                                          652,000                 227,700
Depreciation                                                                      349,300                 163,100
Advisory fee                                                                      147,100                  54,500
General and administrative:
  Related parties                                                                  28,800                  29,800
  Other                                                                            64,000                  32,700
                                                                      --------------------   ---------------------

                                                                                2,063,900                 964,600
                                                                      --------------------   ---------------------

Net loss                                                              $         (364,000)    $           (22,400)
                                                                      --------------------   ---------------------

Preferred dividends Paid                                                        (147,100)               (147,100)
                                                                      --------------------   ---------------------

Net loss attributable to common shares                                $         (511,100)    $          (169,500)
                                                                      ====================   =====================

Basic and diluted loss per common share                               $            (4.88)    $             (1.88)
                                                                      ====================   =====================

Dividends per common share                                            $              1.50    $               1.50
                                                                      ====================   =====================







                 See accompanying  notes to financial statements.




                                 N'TANDEM TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997


                                                                          Dividends
                                                                         In excess of
                                 Preferred            Common             Accumulated
                                   Shares             Shares               Earnings              Total
                              ----------------    ----------------     -----------------   -------------------


Balance at
December 31, 1996              $    2,121,700      $    1,922,900      $      (947,800)      $      3,096,800

Net Loss                                                                       (22,400)              (22,400)

Dividends preferred                                                           (147,100)             (147,100)

Dividends common                                                              (135,300)             (135,300)

                                 -------------       -------------       ---------------       ---------------
Balance at
December 31, 1997             $  2,121,700        $     1,922,900      $    (1,252,600)    $        2,792,000
                                 -------------       -------------       ---------------       ---------------


Shares issued in connection
with acquisitions
                                                          478,500                                     478,500

Net Loss                                                                      (364,000)             (364,000)

Dividends preferred                                                           (147,100)             (147,100)

Dividends common                                                              (146,300)             (146,300)

                                 -------------       -------------       ---------------       ---------------
Balance at
December 31, 1998                $  2,121,700        $  2,401,400         $ (1,910,000)        $   2,613,100
                                 =============       =============       ===============       ===============




                 See accompanying notes to financial statements


                                 N'TANDEM TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For The Year Ended December 31,
                                                                    --------------------------------------

                                                                            1998               1997
                                                                    --------------------------------------

Cash flows from operating activities:
 Net loss                                                            $          (364,000)  $     (22,400)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation                                                                   349,300         163,100
   Equity in (earnings) losses of joint ventures
      and limited partnerships                                                     27,800          30,600
  Joint ventures' cash distribution                                              (27,800)               -
   Loss on sale of property                                                             -           3,000
   Amortization of deferred financing costs                                        11,100          13,200

Changes in operating assets and liabilities:
   (Increase) decrease in other assets                                          (367,200)          34,200
   Increase (decrease) in accounts payable                                          1,200         (8,900)
   Increase (decrease) in accrued expenses                                        593,200        (25,000)
   Increase (decrease) in tenant deposits and other liabilities                   171,600        (20,800)
   Increase (decrease) in due to advisor and affiliates                           250,300        (26,700)
                                                                    --------------------------------------

Net cash provided by operating activities                                         645,500         140,300
                                                                    --------------------------------------

Cash flows from investing activities:
  Increase in property held for investment                                   (11,591,300)        (45,900)
  Increase in investment in joint ventures
    and limited partnerships                                                            -        (26,100)
  Proceeds from sale of property                                                        -       1,704,000
  Joint Ventures' and limited partnerships'
    cash distributions                                                             52,700           6,000
                                                                    --------------------------------------

Net cash provided (used in) by investing activities                          (11,538,600)       1,638,000
                                                                    --------------------------------------

Cash flows from financing activities:
  Issuance of common shares                                                       478,500               -
  Dividends paid                                                                (293,400)       (282,400)
  Proceeds from note due to Chateau                                            10,651,500               -
  Repayment of mortgage notes payable                                                   -     (1,313,800)
  Repayment of loan from affiliate                                                      -       (241,300)
                                                                    --------------------------------------

Net cash provided by (used in) financing activities                            10,836,600     (1,837,500)
                                                                    --------------------------------------

Net decrease in cash and cash equivalents                                        (56,500)        (59,200)

Cash and cash equivalents at beginning of year                                     82,800         142,000
                                                                    --------------------------------------

Cash and cash equivalents at end of year                             $             26,300  $       82,800
                                                                    ======================================

Supplemental disclosure of cash flow information: Cash paid during the year for:
    Interest (none capitalized)                                      $            219,350  $      238,100
                                                                    ======================================


                  See accompanying  notes to financial statements.

                                 N'TANDEM TRUST

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  THE TRUST AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Trust

N'Tandem Trust, an unincorporated California business trust (the "Trust"), was formed in November 1991 for the purpose of acquiring, managing and selling existing manufactured "home" communities. The Advisor of the Trust is The Windsor Corporation (the "Advisor"), a California corporation. In September 1997, Chateau Communities, Inc ("Chateau"), a publicly traded real estate investment trust, purchased 100% of the shares of the Advisor.

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

Principles of Consolidation

The accompanying financials statements include the accounts of the Trust and its wholly owned subsidiaries.

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

                                                                          1998              1997
                                                                          ----              ----

Revenues                                                       $        2,948,400  $      2,939,000
                                                                        =========         =========

Total Expenses                                                 $        3,594,200  $      3,525,800
                                                                        =========         =========

Net loss attributable to common shares                         $        (792,912)  $      (733,900)
                                                                        =========         =========

Basic and diluted loss per common share                        $           (7.25)  $         (6.71)
                                                                            =====            ======


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

NOTE 3.  PROPERTY HELD FOR INVESTMENT

Property held for investment consists of six manufactured home communities summarized as follows:

Name of Property                       Date Acquired                         Location

West Star                              January 15, 1993                      Tucson, Arizona
El Frontier                            February 18, 1994                     Tucson, Arizona
Woodland Hills                         March 30, 1998                        Montgomery, Alabama
Southern                               November 30, 1998                     Lexington, Maryland
Suburban                               December 2, 1998                      Lexington, Maryland
Lexington                              December 2, 1998                      Lexington, Maryland


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

The condensed financial position and results of operations of the joint ventures and limited partnerships are as follows (unaudited):

                                                                                              December 31, 1998
                                                                                          --------------------------
Financial Position


Property held for investment, net                                                         $               7,906,300
Cash                                                                                                         34,600
Other assets                                                                                                179,400
                                                                                          --------------------------

    Total assets                                                                          $               8,120,300
                                                                                          ==========================

Mortgage note payable                                                                     $               4,609,400
Accounts payable                                                                                              8,600
Other liabilities                                                                                           103,900
                                                                                          --------------------------

    Total liabilities                                                                                     4,721,900

Partners' equity                                                                                          3,398,400
                                                                                          --------------------------

Total liabilities and Partner's equity                                                    $               8,120,300
                                                                                          ==========================



                                                                   Year Ended                    Year Ended
                                                                December 31,1998              December 31, 1997
                                                             ------------------------     --------------------------
Results of Operations

Property revenues                                            $             1,211,000      $               1,089,100

Expenses:
  Property operating                                                         690,000                        654,300
  Interest                                                                   436,000                        353,200
  Depreciation                                                               280,400                        242,400
                                                             ------------------------     --------------------------

                                                                           1,406,400                      1,249,900
                                                             ------------------------     --------------------------

Net (Loss)                                                   $             (195,400)      $               (160,800)
                                                             ========================     ==========================

NOTE 5. NOTES PAYABLE AND OTHER LIABILITIES

Mortgage notes payable consist of the following at December 31, 1998:

Property                               Principal Outstanding   Interest Rate @ 12/98        Maturity
-------------------------------- ----------------------------- ---------------------------- ----------------------------

Weststar/El Frontier                   $2,050,000              8.23%                        2002
Secured notes to Chateau               $9,300,600              8.75%                        1999
Unsecured notes to Chateau             $1,350,900              8.75%                        1999

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

NOTE 7.  STOCK OPTION PLAN

During 1998, the Trust adopted an Equity Compensation Plan, which allows for the grant of incentive stock options, non-qualified stock options, restricted shares and dividend equivalent rights. For the year ended December 31, 1998, 5,000 options were granted, none were exercised, and none were forfeited. The options vest after one year and have an exercise price of $25, which approximated fair market value at the grant date. The proforma effects of the grants, under SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123" are immaterial to net income. As permitted by SFAS 123, the Trust elected to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock option plan. No compensation expense was recognized for the year ended December 31, 1998.

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, receivables, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments. The mortgage note payable bear interest at a variable rate indexed to either Treasury Bills, LIBOR; or Prime; therefore, the Advisor believes the carrying values of the notes approximate fair value.

NOTE 9.  CONTINGENCIES

The Trust, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Company, nor does management believe it will have a material impact in the future.

NOTE 10.  TRUST PARTY TRANSACTIONS

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements over accounting or financial disclosure with the independent accountants for the Trust during the two most recent years.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding the Trustees of the Trust appears in the Trust's proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference. As of March 31, 1999, the Trust did not have any employees.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears in the Trust's proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

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


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Index of Exhibits

Exhibit                                                                                                     Page
Number                              Description                                                             Number

3.1                 Amended and Restated Declaration of Trust*
3.2                 By-laws of the Company**
10.1                1998 Equity Compensation Plan***
10.2                Investment Agreement by and between Windsor Real Estate Investment Trust 8 and
                    Chateau Communities, Inc.****
21.                 List of Subsidiaries                                                                     31
27.                 Financial Data Schedule                                                                  32



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

         Pro Forma Condensed Balance Sheet of the Trust as of September 30, 1998 (Unaudited).



                                  Exhibit Index

Exhibit                                                                                                     Page
Number                                                 Description                                         Number

3.1                 Amended and Restated Declaration of Trust*
3.2                 By-laws of the Company**
10.1                1998 Equity Compensation Plan***
10.2                Investment Agreement by and between Windsor Real Estate Investment Trust 8 and
                    Chateau Communities, Inc.****
21.                 List of Subsidiaries                                                                     31
27.                 Financial Data Schedule                                                                  32

---------------------

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


                                 N'TANDEM TRUST



                           By: /S/ GARY P. MCDANIEL
					                         _____________________
                                GARY P. MCDANIEL
                                     Trustee

Date:  March 31, 1999