Form 10-Q
period 1999-03-31
N TANDEM TRUST
filed 1999-05-14
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


             For the quarterly period ended        March 31, 1999
                                           -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



             For the transition period from           to
                                           -----------  -----------


                Commission file number   000-21470
                                      -----------------------


                                N'TANDEM TRUST
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


            6160 S. Syracuse Way, Greenwood Village, Colorado 80111
--------------------------------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (_)
     ---         ---

At May 1, 1999, the issuer had 109,308 and 98,073 Common and Preferred Shares, respectively, of Beneficial Interest outstanding.

Transitional small business disclosure format (check one): Yes [_]  No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                        Page
                                                                        ----

Item 1.    Financial Statements                                            4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11


                                    PART II
                                    -------

Item 6.    Exhibits and Reports on Form 8-K                               14

           SIGNATURE                                                      15

                                    PART I
                                    ------

     Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of N'Tandem Trust to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.              Financial Statements
-------

                                N'TANDEM TRUST
                                --------------
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                                                                       March 31, 1999
                                                                                 -------------------------
ASSETS
------

Property held for investment:
  Land                                                                           $               4,737,800
  Buildings and improvements                                                                    12,707,900
  Fixtures and equipment                                                                            74,600
                                                                                 -------------------------

                                                                                                17,520,300
Less accumulated depreciation                                                                   (1,173,200)
                                                                                 -------------------------

                                                                                                16,347,100

Investments in joint ventures and limited partnerships                                             795,900
Cash and cash equivalents                                                                          151,600
Deferred financing costs                                                                            39,100
Other assets                                                                                       473,400
                                                                                 -------------------------

                                                                                 $              17,807,100
                                                                                 =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Mortgage note payable                                                          $               2,050,000
  Note payable to affiliate                                                                     10,651,500
  Accrued expenses                                                                                 888,100
  Tenant deposits and other liabilities                                                          1,020,400
  Due to Advisor and affiliates                                                                    824,600
                                                                                 -------------------------

                                                                                                15,434,600
                                                                                 -------------------------
Shareholders' equity:
  Preferred shares of beneficial interest, $0.01 par value, 500,000,000
   shares authorized; 98,073 shares issued and outstanding                                       2,121,700


  Common shares of beneficial interest, $0.01 par value, 100,000,000
    shares authorized; 109,308 shares issued and outstanding                                     2,401,400

  Dividends in excess of accumulated earnings                                                   (2,150,600)
                                                                                 -------------------------

                                                                                                 2,372,500
                                                                                 -------------------------

                                                                                 $              17,807,100
                                                                                 =========================

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                                                                        Three Months Ended March 31
                                                                                    ------------------------------------
                                                                                         1999                   1998
                                                                                    ---------------       --------------
REVENUES
--------

Rent and utilities                                                                  $       734,600       $      221,000
Equity in earnings (losses) of joint ventures and
 limited partnerships                                                                        (8,300)              (7,500)
Interest                                                                                        100                  600
Other                                                                                        38,200                2,300
                                                                                    ---------------       --------------

                                                                                            764,600              216,400
                                                                                    ---------------       --------------

COSTS AND EXPENSES
------------------

Property operating                                                                         396,900                90,900
Interest                                                                                   301,500                48,200
Depreciation                                                                               159,200                40,800
Advisory fee                                                                                49,100                24,900
General and administrative:
  Related parties                                                                            7,900                 3,800
  Other                                                                                     13,100                10,700
                                                                                    ---------------       --------------

                                                                                            927,700              219,300
                                                                                    ---------------       --------------

Net loss                                                                            $      (163,100)      $       (2,900)
                                                                                    ===============       ==============

Preferred Dividends Paid                                                                    (36,800)             (36,800)
                                                                                    ===============       ==============

Net loss attributable to common shares                                              $      (199,900)      $      (39,700)
                                                                                    ===============       ==============

Basic and dilutive loss per common share                                            $         (1.83)      $        (0.44)
                                                                                    ===============       ==============

Dividends per common share                                                          $          0.38       $         0.38
                                                                                    ===============       ==============



                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                               Three
                                                                        Months Ended March 31
                                                       ---------------------------------------------------
                                                                 1999                        1998
                                                       ------------------------     ----------------------
Cash flows from operating activities:
 Net loss                                                  $           (163,100)      $             (2,900)
 Adjustments to reconcile net loss to net cash
    Provided by operating activities:
    Depreciation                                                        159,200                     40,800
    Equity in (earnings) losses of joint ventures and
     limited partnerships                                                 8,300                      7,500
    Joint ventures' cash distributions                                   (8,300)                    (7,500)
    Amortization of deferred financing costs                              3,000                      3,100

  Changes in operating assets and liabilities:
    Other assets                                                         (4,300)                  (127,500)
    Accounts payable                                                     (7,000)                    (5,400)
    Accrued expenses                                                    262,000                    134,200
    Tenant deposits and other liabilities                                (1,300)                    41,800
    Due to Advisor and affiliates                                        97,500                     20,000
                                                       ------------------------     ----------------------

Net cash provided by operating activities                               346,000                    104,100
                                                       ------------------------     ----------------------

Cash flows from investing activities:
  Acquisition of and additions to property                             (153,600)                (5,669,200)
  Joint venture and limited partnerships cash
   distributions                                                         10,700                      7,500
                                                       ------------------------     ----------------------

Net cash used in investing activities                                  (142,900)                (5,661,700)
                                                       ------------------------     ----------------------

Cash flows from financing activities:
  Issuance of common Shares                                                   0                    478,500
  Proceeds from note due to Chateau for property
   purchase                                                                   0                  5,166,500
  Dividends paid                                                        (77,800)                   (70,700)
                                                       ------------------------     ----------------------

Net cash (used in) provided by financing activities                     (77,800)                 5,574,300
                                                       ------------------------     ----------------------

Net increase (decrease) in cash and cash equivalents                    125,300                     16,700
Cash and cash equivalents at beginning of period                         26,300                     82,800
                                                       ------------------------     ----------------------

Cash and cash equivalents at end of period                 $            151,600       $             99,500
                                                       ========================     ======================

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE TRUST
         ---------

N'Tandem Trust, an unincorporated business trust (the "Trust"), was formed in November 1991 under the laws of the State of California. The Trust was organized to invest in existing, substantially developed and occupied manufactured home communities. The sponsor and advisor of the Trust is The Windsor Corporation, a California corporation (the "Advisor"). The Trust was funded through a public offering of common shares of beneficial interest and preferred shares of beneficial interest, which commenced in April 1992 and terminated in April 1993. At March 31, 1999, the Trust's portfolio was comprised of six wholly-owned and three partially-owned manufactured home communities located in four states.

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

At the end of the third quarter of 1998, the Trust negotiated to acquire one manufactured home community and ownership interests in six other manufactured home communities from Windsor Park Properties 4, a California limited partnership ("Windsor"). The consummation of the proposed acquisition is subject to the satisfaction of certain conditions, including the approval of Windsor's limited partners. The purchase price for these assets will be paid by the Trust in cash. Substantially all of the funds required by the Trust to complete the proposed acquisition of these assets will be supplied by Chateau, in exchange for the issuance by the Trust of an unsecured promissory note. Pursuant to the terms of proposed acquisition, this promissory note will be in a principal amount of $9,000,000 and will bear interest at an annual rate equal to 1% per annum above the prime rate established by Bank One, N.A. The Trust and Chateau have discussed the possibility of converting all or a portion of the principal amount of this promissory note into Common Shares or Preferred Shares; however, there is no agreement or understanding between the Trust and Chateau relating to any such conversion. On May 12, 1999, Windsor began mailing, to its limited partners, a proxy statement describing the proposed acquisition and seeking the consent of such limited partners to the proposed acquisition.

In addition, the Trust will seek to engage in consolidation and acquisition transactions with other owners of manufactured home communities, which meet the Trust's property and acquisition criteria, using its equity securities or limited partner units of N'Tandem Properties, L.P., a newly-formed Delaware limited partnership subsidiary of the Trust, to facilitate such transactions.

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1999 and the related statements of operations for the three months ended March 31, 1999 and 1998 and the statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Trust's annual financial statements and notes on Form 10-KSB/A for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Trust's investments in joint ventures and limited partnerships consist of interests in three manufactured home communities at March 31, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 1999 and 1998 are as follows:

                                              1999                             1998
                                      --------------------           ---------------------

Total revenues                          $          315,600             $           325,900

Expenses:
  Property operating                               181,000                         175,400
  Interest                                         100,400                         125,800
  Depreciation                                      70,200                          68,700
  General and administrative                         2,100                           2,100
                                      --------------------           ---------------------

                                                   353,700                         372,000
                                      --------------------           ---------------------

Net income (loss)                       $          (38,100)            $           (46,100)
                                      ====================           =====================

NOTE 4.  BASIC AND DILUTIVE LOSS PER COMMON SHARE
         ----------------------------------------

Basic and dilutive loss per common share is calculated and based on the weighted average number of common shares outstanding during the period and income or loss available to the common shareholders. The weighted average number of common shares outstanding during the three months ended March 31, 1999 and 1998 was 109,308 and 90,169.

NOTE 5.  DEBT
         ----

The following table sets forth certain information regarding debt at March 31, 1999.

                                                    Interest Rate              Maturity           Principal Balance
                                               -----------------------  ----------------------  ----------------------
Variable rate mortgage debt                              7.92 %                    2002             $ 2,050,000
Secured notes to Chateau                                 8.75 %                    1999               9,300,600
Unsecured notes to Chateau                               8.75 %                    1999               1,350,900
                                                                                                    -----------
                                                                                                    $12,701,500
                                                                                                    ===========

NOTE 6.  RELATED PARTY TRANSACTIONS
        ---------------------------


Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense for the three months ended March 31, 1999 and 1998 was $49,100 and $24,900, respectively.

Chateau and/or its predecessor has been providing property management services to the Trust since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $26,000 and $11,000 for the three months ended March 31, 1999 and 1998, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Trust and then reimbursed by the Trust. These amounts were $69,100 and $15,500 for the three months ended March 31, 1999 and 1998, respectively.

For additional information concerning the Trust's relationship, and transactions, with Chateau, see Note 1 herein.

NOTE 7.  SUBSEQUENT EVENT
         ----------------

On May 11, 1999, the Trust acquired Southpointe Village, a 282-site manufactured home community located in Albuquerque, New Mexico, for $6.2 million. In order to purchase Southpointe Village, N'Tandem borrowed $6,044,800 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A.

Item 2.
-------


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Three months ended March 31, 1999 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1998
----

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The results of operations for the three months ended March 31, 1999 and 1998 are not directly comparable due to the purchase of the Woodland Hills community in March 1998 and the purchase of the Southern, Lexington and Suburban communities in December 1998. The Trust incurred a net loss of $163,100 and $2,900 for the three months ended March 31, 1999 and 1998, respectively. The net loss per common share was $1.83 in 1999 compared to a net loss of $0.38 in 1998.

As a result of the 1998 acquisitions, all major revenue and expense categories increased in the first quarter of 1999, specifically rent and utilities revenue, property operating costs, advisory fee expense and depreciation.

Equity in earnings (losses) of joint ventures, which represents the Trust's share of the net income (loss) of three joint venture properties increased slightly from a loss of $7,500 in 1998 to a loss of $8,300 in 1999.

Interest expense increased from $48,200 in 1998 to $301,500 in 1999, due to the 1998 acquisitions.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $24,900 in 1998 to $49,100 for the first quarter of 1999, due to the 1998 acquisitions.

General and administrative expenses increased from $14,500 in 1998 to $21,000 in 1999 due mainly to an increase in employee time charges from the Advisor.

Liquidity and Capital Resources
-------------------------------

The Trust's principal uses of its liquidity and capital resources have historically been for distributions to shareholders, property acquisitions, payment of advisory and management fees and payment of debt service. To maintain its qualification as a REIT under the Code, the Trust is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. The Trust declared a quarterly distribution on its Common Shares of $.38 per share in each of the first quarters of 1999 and 1998. In addition, the Trust paid quarterly distributions on its Preferred Shares of $.38 per share in each of the first quarters of 1999 and 1998. Future distributions on the Common Shares will be determined based on actual results of operations and cash available for distribution.

The Trust's principal source of liquidity is its cash flow generated from operations generated from its real estate investments. Net cash provided by operating activities was $346,000 for the three months ended March 31, 1999. At March 31, 1999, the Trust's cash and restricted cash amounted to approximately $151,600.

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

The Trust's principal long-term liquidity requirements will be the repayment of principal on its outstanding mortgage debt and the acquisition of additional properties pursuant to the Trust's Business Plan. At March 31, 1999, the Trust's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $13,671,400, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.6% at March 31, 1999. The Trust and affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly.

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

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

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

                                 PART II
                                 -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

a) Exhibits and Index of Exhibits
         3.1)    Amended and Restated Declaration of Trust*
         3.2)    By-laws of the Company**
        10.1)    1998 Equity Compensation Plan***
        10.2)    Investment Agreement by and between Windsor Real Estate
                 Investment Trust 8 and Chateau Communities, Inc.****
          21)    List of Subsidiaries*****
          27)    Financial Data Schedule

* Filed as Appendix A to the Trust's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
** Filed as Appendix B to the Trust's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
*** Filed as an attachment the Trust's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
**** Filed as Exhibit 7.1 to Schedule 13D (Amendment No. 2) of Chateau Communities, Inc. filed with the Commission on December 18, 1998.
***** Filed as Exhibit 21 to the Trust's Annual Report on Form 10-KSB/A for the year ended December 31, 1998.

   b)  Reports on Form 8-K

The Trust filed on December 14,1998 a Current Report on Form 8-K, dated November 30, 1998, reporting the acquisition of Southern Mobile Home Community, Lexington Manufactured Home Community and Suburban Manufactured Home Community, all located in Lexington Park, Maryland. On February 12, 1999, the Trust filed a current report on Form 8-K/A containing the financial statements relating to the acquisitions reported on the Form 8-K, dated November 30, 1998. On April 30, 1999, the Trust filed a current report on Form 8-K/A amending the financial statements contained in the current report on Form 8-K/A filed on February 12, 1999.

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


                                        N'TANDEM TRUST



                                        By  /s/ Gary P. McDaniel
                                            ----------------------------------
                                            GARY P. MCDANIEL
                                            Trustee


Date:  May 14, 1999