Form 10QSB
period 1999-06-30
N TANDEM TRUST
filed 1999-08-13
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


               For the quarterly period ended   June 30, 1999
                                              ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from _________________________ to


                      Commission file number   000-21470
                                             -------------


                                N'TANDEM TRUST
                 --------------------------------------------
         (Exact name of small business issuer as specified in its charter)


                California                             33-6109499
   ----------------------------------      ---------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)


           6160 So. Syracuse Way, Greenwood Village, Colorado  80111
     ---------------------------------------------------------------------
                   (Address of principal executive offices)


                                (303) 741-3707
          ----------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [_]

At August 1, 1999, the issuer had 109,308 Common Shares of Beneficial Interest and 98,073 Preferred Shares of Beneficial Interest outstanding.

Transitional small business disclosure format (check one): Yes [ ]  No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                         Page
                                                                        -------

Item 1.    Financial Statements                                               2

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10


                                    PART II
                                    -------

Item 4.    Submission of Matters to a Vote of Security Holders               14

Item 6.    Exhibits and Reports on Form 8-K                               14-15

           SIGNATURE                                                         16


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

Item 1.              Financial Statements
-------


                                N'TANDEM TRUST
                                --------------
                                 BALANCE SHEET
                                --------------
                                  (unaudited)


                                                                               June 30,1999
                                                                      ------------------------------
ASSETS
------

Property held for investment:
 Land                                                                 $                    6,233,200
 Buildings and improvements                                                               21,391,200
 Fixtures and equipment                                                                      163,000
                                                                      ------------------------------
                                                                                          27,787,400
Less accumulated depreciation                                                             (1,393,300)
                                                                      ------------------------------
                                                                                          26,394,100

Investments in joint ventures and limited partnerships                                     5,512,400
Cash and cash equivalents                                                                    220,500
Deferred financing costs                                                                      85,100
Other assets                                                                                 605,200
                                                                      ------------------------------
Total Assets                                                          $                   32,817,300
                                                                      ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
 Mortgage note payable                                                $                    2,050,000
 Note payable to affiliate                                                                25,130,200
 Accounts payable                                                                             16,600
 Accrued expenses                                                                          1,331,000
 Tenant deposits and other liabilities                                                     1,092,100
 Due to Advisor and affiliates                                                             1,131,600
                                                                      ------------------------------
                                                                                          30,751,500
                                                                      ------------------------------
Shareholders' equity:
 Preferred shares of beneficial interest, $0.01 par value,
  500,000,000   shares authorized; 98,073 shares issued and
  outstanding                                                                              2,121,700
 Common shares of beneficial interest, $0.01 par value,
  100,000,000  shares authorized; 109,308 shares issued and outstanding                    2,401,400


Dividends in excess of accumulated earnings                                               (2,457,300)
                                                                      ------------------------------

                                                                                           2,065,800
                                                                      ------------------------------
Total Liabilities and Shareholders' equity                            $                   32,817,300
                                                                      ==============================

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                               Three Months Ended June 30,
                                                   --------------------------------------------------

                                                            1999                        1998
                                                   ------------------------  ------------------------
REVENUES
--------

Rent and utilities                                 $                859,400  $                459,300
Equity in earnings (losses) of joint ventures and
 limited  partnerships                                               (8,400)                   (9,400)
Interest                                                                100                       200
Other                                                                38,500                     5,200
                                                   ------------------------  ------------------------
                                                                    889,600                   455,300
                                                   ------------------------  ------------------------


COSTS AND EXPENSES
------------------

Property operating                                                  425,900                   210,800
Interest                                                            391,100                   175,000
Depreciation                                                        220,100                   109,500
Advisory fee                                                         57,000                    39,000
General and administrative:
Related parties                                                       2,400                     7,600
Other                                                                21,900                    11,400
                                                   ------------------------  ------------------------
                                                                  1,118,400                   553,300
                                                   ------------------------  ------------------------
Net loss                                           $               (228,800) $                (98,000)
                                                   ========================  ========================
Preferred dividends paid                                            (36,800)                  (36,800)
                                                   ========================  ========================
Net loss attributable to common shares             $               (265,600) $               (134,800)
                                                   ========================  ========================
Basic and diluted loss per common share            $                  (2.43) $                  (1.35)
                                                   ========================  ========================
Dividends per common share                         $                   0.38  $                   0.34
                                                   ========================  ========================



                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                              Six Months Ended June 30,
                                                   --------------------------------------------------

                                                            1999                       1998
                                                   ----------------------     -----------------------
REVENUES
--------

Rent and utilities                                 $            1,594,000     $               680,200
Equity in earnings (losses) of joint ventures and
 limited  partnerships                                            (16,700)                    (16,900)
Interest                                                              100                         800
Other                                                              76,700                       7,600
                                                   ----------------------     -----------------------
                                                                1,654,100                     671,700
                                                   ----------------------     -----------------------

COSTS AND EXPENSES
------------------

Property operating                                                822,800                     301,700
Interest                                                          692,600                     223,200
Depreciation                                                      379,300                     150,300
Advisory fee                                                      106,100                      63,800
General and administrative:
Related parties                                                    10,300                      11,400
Other                                                              35,000                      22,300
                                                   ----------------------     -----------------------
                                                                2,046,100                     772,700
                                                   ----------------------     -----------------------
Net loss                                           $             (392,000)    $              (101,000)
                                                   ======================     =======================
Preferred dividends paid                                          (73,600)                    (73,600)
                                                   ======================     =======================
Net loss attributable to common shares             $             (465,600)    $              (174,600)
                                                   ======================     =======================
Basic and diluted loss per common share            $                (4.26)    $                 (1.75)
                                                   ======================     =======================

Dividends per common share                         $                 0.75     $                  0.68
                                                   ======================     =======================



                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                    Six Months Ended June 30,
                                                       ---------------------------------------------------
                                                                 1999                      1998
                                                       ------------------------   ------------------------
Cash flows from operating activities:
Net loss                                               $               (392,000)  $               (101,000)
Adjustments to reconcile net loss to net cash Provided
 by operating activities:
 Depreciation                                                           379,300                    150,300
 Equity in (earnings) losses of joint ventures and
  limited partnerships                                                   16,700                     16,900
 Joint ventures' cash distributions                                     (16,700)                   (16,900)
 Amortization of deferred financing costs                                 7,000                      6,000

Changes in operating assets and liabilities:
 Other assets                                                          (136,200)                  (259,600)
 Accounts payable                                                         9,600                     29,400
 Accrued expenses                                                       704,900                    298,700
 Tenant deposits and other liabilities                                   70,400                     42,100
 Due to Advisor and affiliates                                          404,500                     60,900
                                                       ------------------------   ------------------------
Net cash provided by operating activities                             1,047,500                    226,800
                                                       ------------------------   ------------------------

Cash flows from investing activities:
 Acquisition of and additions to property                           (10,420,600)                (5,673,100)
 Investment in joint ventures and limited partnerships               (4,722,500)                       100
 Joint venture and limited partnerships cash
  distributions                                                          16,700                     33,300
                                                       ------------------------   ------------------------
Net cash used in investing activities                               (15,126,400)                (5,639,700)
                                                       ------------------------   ------------------------

Cash flows from financing activities:
 Issuance of common shares                                                    0                    478,500
 Proceeds from note due to Chateau Communities, Inc.
  for property purchase                                              14,478,700                  5,001,500

 Deferred financing costs                                               (50,000)                         0
 Dividends paid                                                        (155,600)                  (141,100)
                                                       ------------------------   ------------------------
Net cash (used in) provided by financing activities                  14,273,100                  5,338,900
                                                       ------------------------   ------------------------

Net increase (decrease) in cash and cash equivalents                    194,200                    (74,000)
Cash and cash equivalents at beginning of period                         26,300                     82,800
                                                       ------------------------   ------------------------
Cash and cash equivalents at end of period             $                220,500   $                  8,800
                                                       ========================   ========================



                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE TRUST
         ---------

N'Tandem Trust, an unincorporated business trust (the "Trust"), was formed in November 1991 under the laws of the State of California. The Trust was organized to invest in existing, substantially developed and occupied manufactured home communities. The sponsor and advisor of the Trust is The Windsor Corporation, a California corporation (the "Advisor"). The Trust was funded through a public offering of common shares of beneficial interest and preferred shares of beneficial interest, which commenced in April 1992 and terminated in April 1993. At June 30, 1999, the Trust's portfolio was comprised of nine wholly-owned and seven partially-owned manufactured home communities located in seven states.

The Trust operates so as to qualify as a real estate investment trust (a "REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Trust is required to distribute at least 95% of its REIT taxable income.

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

Additionally, Chateau Communities, Inc., a publicly traded REIT which is one of the largest owner/operators of manufactured home communities in the United States ("Chateau"), has announced that the Trust will be a primary vehicle through which Chateau will make investments in manufactured home communities that do not fit the core asset type typical of the existing Chateau portfolio, which is characterized by large, stable, institutional-quality, full amenitized properties. The Trust will employ higher levels of leverage than Chateau and will focus primarily on "lower profile assets", meaning properties that (i) are typically not part of a portfolio of manufactured housing community properties;
(ii) are located in tertiary demographic and geographic markets; (iii) are not managed by a nationally known manufactured home community operator; (iv) may be smaller and are likely to have fewer amenities; and (v) have a greater proportion of single-section homes than the typical Chateau community. The Trust believes that its affiliation with Chateau will benefit the Trust by providing it with access to Chateau's national organization, management team and investment and management philosophies. Through its affiliation with Chateau, the Trust believes that it will be exposed to a wider range of acquisition opportunities as a result of Chateau's national organization and knowledge of the manufactured housing community industry and will benefit from Chateau's expertise in effectively and efficiently managing properties. At June 30,

1999, Chateau held 9.8% of the Trust's outstanding shares.

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


NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1999 and the related statements of operations for the three and six months ended June 30, 1999 and 1998 and the statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Trust's annual financial statements and notes on Form 10-KSB/A for the year ended December 31, 1998.

NOTE 3.  ACQUISITIONS OF PROPERTY
         ------------------------

During the first half of 1999, the Trust acquired two manufactured home communities and ownership interests in six manufactured home communities.

On May 11, 1999, the Trust acquired Southpointe Village, a 282-homesite community located in Albuquerque, New Mexico. The purchase price was $6,200,000, of which $6,044,800 was borrowed from Chateau pursuant to a note entered into between the parties. This note bears interest at 1% per annum above the prime rate established by Bank One, N.A.

On June 30, 1999, the Trust acquired one manufactured home community and partial ownership interests in six other manufactured home communities (together, the "Acquired Properties") from Windsor Park Properties 4, A California Limited Partnership ("WPP 4"), an affiliate of the Trust. The Acquired Properties consisted of:

 .  Sunset Vista, a 207-site manufactured home community, located in Magna, Utah;
   a 60% ownership interest in Big Country Estates, a 255-site manufactured home community, located in Cheyenne, Wyoming;
 .  a 75% ownership interest in Harmony Ranch, a 193-site manufactured home community, located in Thonotosassa, Florida;
 .  a 33% ownership interest in Rancho Margate, a 245-site manufactured home community, located in Margate, Florida;
 .  a 33% ownership interest in Winter Haven, a 238-site manufactured home community, located in Winter Haven, Florida;
 . a 25% ownership interest in Apache East, a 123-site manufactured home community, located in

   Phoenix, Arizona; and
 . a 25% ownership interest in Denali Park, a 162-site manufactured home community, located in Phoenix, Arizona.

The aggregate purchase price for the Acquired Properties was $8,509,850, of which $8,433,800 was borrowed from Chateau pursuant to a note entered into between Chateau and the Trust and the remainder of the purchase price was related to adjustments and prorations at closing. The note bears interest at 1% per annum above the prime rate established by Bank One, N.A. In connection with the acquisition of the Acquired Properties, N'Tandem also assumed debt attributable to the six partial ownership interests in the amount of $3,361,900.


NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Trust's investments in joint ventures and limited partnerships consist of interests in seven manufactured home communities at June 30, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 1999 and 1998 are as follows:

                                             1999                             1998
                                      --------------------           ---------------------
Total revenues                        $            629,100           $             620,800

Expenses:
Property operating                                 358,900                         352,300
Interest                                           200,100                         229,900
Depreciation                                       140,300                         137,400
General and administrative                           5,500                           5,100
                                      --------------------           ---------------------
                                                   704,800                         724,700
                                      --------------------           ---------------------
Net income (loss)                     $            (75,700)          $            (103,900)
                                      ====================           =====================

NOTE 5.  BASIC AND DILUTED LOSS PER COMMON SHARE
         ---------------------------------------

Basic and diluted loss per common share is calculated and based on the weighted average number of common shares outstanding during the period and income or loss available to the common shareholders. The weighted average number of common shares outstanding during the three and six months ended June 30, 1999 was 109,308; and during the three and six months ended June 30, 1998, the weighted average was 99,897.

NOTE 6.  DEBT
         ----

The following table sets forth certain information regarding debt at June 30, 1999.

                                                    Interest Rate              Maturity           Principal Balance
                                               ---------------------    -------------------     ---------------------
Variable rate mortgage debt                              7.92 %                 2002              $    2,050,000
Secured notes to Chateau                                 8.75 %                 1999                  23,779,300
Unsecured notes to Chateau                               8.75 %                 1999                   1,350,900
                                                                                               ---------------------
                                                                                                  $   27,180,200
                                                                                               =====================

NOTE 7.  RELATED PARTY TRANSACTIONS
        ---------------------------

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense for the three and six months ended June 30, 1999 was $57,000 and $106,100, respectively, and $39,000 and $63,800 for the three and six months ended June 30,1998, respectively.

Chateau and/or its predecessor has been providing property management services to the Trust since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $29,500 and $55,500 for the three and six months ended June 30, 1999, respectively, and $21,600 and $32,700 for the three and six months ended June 30, 1998, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Trust and then reimbursed by the Trust. These amounts were $84,900 and $153,900 for the three and six months ended June 30, 1999, respectively, and $7,600 and $11,400 for the three and six months ended June 30, 1998, respectively.

For additional information concerning the Trust's relationship and transactions with Chateau, see Note 1 herein.

NOTE 8.  SUBSEQUENT EVENT
         ----------------

On July 1, 1999, the Trust acquired Longview Mobile Home Community, a manufactured home community containing 93 sites located in Albuquerque, New Mexico, for $1.8 million. To purchase Longview, N'Tandem borrowed $1,767,300 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A.

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Three months ended June 30, 1999 as compared to three months ended June 30, 1998
--------------------------------------------------------------------------------

Results of Operations
---------------------

The results of operations for the three months ended June 30, 1999 and 1998 are not directly comparable due to the purchase of the Southern, Lexington and Suburban communities in December 1998, the purchase of the Southpointe community in May 1999, and the purchase of the Sunset Vista community and ownership interests in six communities on June 30, 1999. The Trust incurred a net loss of $228,800 and $98,000 for the three months ended June 30, 1999 and 1998, respectively. The net loss per common share was $2.43 in 1999 compared to a net loss of $1.35 in 1998.

As a result of the 1998 and 1999 acquisitions, all major revenue and expense categories increased in the first quarter of 1999, specifically rent and utilities revenue, property operating costs, advisory fee expense and depreciation.

Equity in earnings (losses) of joint ventures, which represents the Trust's share of the net income (loss) of seven joint venture properties increased slightly from a loss of $9,400 in 1998 to a loss of $8,400 in 1999.

Interest expense increased from $175,000 in 1998 to $391,100 in 1999, due to the 1998 and 1999 acquisitions.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $39,000 in 1998 to $57,000 for the second quarter of 1999, due to the 1998 and 1999 acquisitions.

General and administrative expenses increased from $19,000 in 1998 to $24,300 in 1999 due mainly to an increase in professional fees.

Six months ended June 30, 1999 as compared to six months ended June 30, 1998
----------------------------------------------------------------------------

Results of Operations
---------------------

The results of operations for the six months ended June 30, 1999 and 1998 are not directly comparable due to the purchase of the Woodland Hills community in March 1998, the purchase of the Southern, Lexington and Suburban communities in December 1998, the purchase of the Southpointe community in May 1999 and the purchase of the Sunset Vista community and ownership interests in six communities on June 30, 1999. The Trust incurred a net loss of $392,000 and $101,000 for the six months ended June 30, 1999 and 1998, respectively. The net loss per common share was $4.26 in 1999 compared to a net loss of $1.75 in 1998.

As a result of the 1998 and 1999 acquisitions, all major revenue and expense categories increased in the first six months of 1999, specifically rent and utilities revenue, property operating costs, advisory fee expense and depreciation.

Equity in earnings (losses) of joint ventures, which represents the Trust's share of the net income (loss) of seven joint venture properties remained relatively constant from a loss of $16,900 in 1998 to a loss of $16,700 in 1999.

Interest expense increased from $223,200 in 1998 to $692,600 in 1999, due to the 1998 and 1999 acquisitions.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $63,800 in 1998 to $106,100 in 1999, due to the 1998 and 1999
acquisitions.

General and administrative expenses increased from $33,700 in 1998 to $45,300 in 1999 due mainly to an increase in professional fees.

Liquidity and Capital Resources
-------------------------------

The Trust's principal uses of its liquidity and capital resources have historically been for distributions to shareholders, property acquisitions, payment of advisory and management fees and payment of debt service. To maintain its qualification as a REIT under the Code, the Trust is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Internal Revenue Code of 1986. The Trust declared a quarterly distribution on its common shares of $.38 per share in each of the first and second quarters of 1999 and 1998. In addition, the Trust paid quarterly distributions on its preferred shares of $.38 per share in each of the first and second quarters of 1999 and 1998. Future distributions on the common shares will be determined based on actual results of operations and cash available for distribution.

The Trust's principal source of liquidity is its cash flow generated from operations generated from its real estate investments. Net cash provided by operating activities was $1,047,500 for the six months ended June 30, 1999. At June 30, 1999, the Trust's cash and restricted cash amounted to approximately $220,500.

During the first half of 1999, the Trust acquired two manufactured home communities and ownership interests in six manufactured home communities.

On May 11, 1999, the Trust acquired Southpointe Village, a 282-homesite community located in Albuquerque, New Mexico. The purchase price was $6,200,000, of which $6,044,800 was borrowed from Chateau pursuant to a note entered into between the parties. This note bears interest at 1% per annum above the prime rate established by Bank One, N.A.

On June 30, 1999, the Trust acquired one manufactured home community and partial ownership interests in six other manufactured home communities (together, the "Acquired Properties") from Windsor Park Properties 4, A California Limited Partnership ("WPP 4"), an affiliate of the Trust. The Acquired Properties consisted of:

 .    Sunset Vista, a 207-site manufactured home community, located in Magna,
     Utah;
 .    a 60% ownership interest in Big Country Estates, a 255-site manufactured
     home community, located   in Cheyenne, Wyoming;
 .    a 75% ownership interest in Harmony Ranch, a 193-site manufactured home
     community, located in   Thonotosassa, Florida;
 .    a 33% ownership interest in Rancho Margate, a 245-site manufactured home
     community, located in   Margate, Florida;
 .    a 33% ownership interest in Winter Haven, a 238-site manufactured home community, located in

   Winter Haven, Florida;
 .  a 25% ownership interest in Apache East, a 123-site manufactured home community, located in Phoenix, Arizona; and . a 25% ownership interest in Denali Park, a 162-site manufactured home community, located in Phoenix, Arizona.

The aggregate purchase price for the Acquired Properties was $8,509,850, of which $8,433,800 was borrowed from Chateau pursuant to a note entered into between Chateau and the Trust and the remainder of the purchase price was related to adjustments and prorations at closing. The note bears interest at 1% per annum above the prime rate established by Bank One, N.A. In connection with the acquisition of the Acquired Properties, N'Tandem also assumed debt attributable to the six partial ownership interests in the amount of $3,361,900.

The Trust's principal long-term liquidity requirements will be the repayment of principal on its outstanding mortgage debt and the acquisition of additional properties pursuant to the Trust's Business Plan. At June 30, 1999, the Trust's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $31,508,500, consisting of fixed rate and variable rate debt. At June 30, 1999, $25,130,200 of the debt consisted of secured and unsecured notes payable to Chateau. The average rate of interest on the fixed rate and variable rate debt was 8.9% and 8.7%, respectively, at June 30, 1999. The Trust and affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly.

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

                                    PART II
                                    -------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

An Annual Meeting of Shareholders was held on June 15, 1999, in Greenwood Village, Colorado. At the Annual Meeting, the shareholders voted to elect three trustees to serve on the Trust's Board of Trustees until the 2000 Annual Meeting of Shareholders and to ratify the appointment of PricewaterhouseCoopers LLP as the Trust's independent auditors for the fiscal year ending December 31, 1999.

The following votes were cast by the shareholders of the Trust with respect to the election of trustees named in the Proxy Statement:

                                         Shares           Shares
                                        Voted For        Withheld
                                      -------------  -----------------
Gary P. McDaniel                         49,677            1,693
Richard B. Ray                           49,677            1,693
Kenneth G. Pinder                        49,677            1,693

The following votes were cast by the shareholders with respect to the resolution to ratify the Board of Trustees' appointment of PricewaterhouseCoopers LLP as the Trust's independent auditors for the fiscal year ending December 31, 1999.


             Shares                        Shares                 Shares
            Voted For                  Voted Against            Abstained
---------------------------------  ----------------------  --------------------
             47,602                         502                    3,248


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

-------------------

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

     Pro Forma Condensed Balance Sheet of the Trust as of September 30, 1998 (Unaudited).

On May 20, 1999, the Trust filed a Current Report on Form 8-K, dated May 11, 1999, reporting, under Item 2, the acquisition of Southpointe Village located in Albuquerque, New Mexico.

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


Date:  August 13, 1999