Form 10QSB
period 1999-09-30
N TANDEM TRUST
filed 1999-11-15
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999
                                              ------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


          For the transition period from _____________ to ___________


                       Commission file number 000-21470
                                              ---------


                                N'TANDEM TRUST
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           California                                           33-6109499
-------------------------------                             ------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

           6160 So. Syracuse Way, Greenwood Village, Colorado  80111
           ---------------------------------------------------------
                   (Address of principal executive offices)


                                 303) 741-3707
                          ---------------------------
                          (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  ( )
     ---         ---

At November 1, 1999, the issuer had 109,308 Common Shares of Beneficial Interest and 98,073 Preferred Shares of Beneficial Interest outstanding.

Transitional small business disclosure format (check one): Yes [  ]  No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                            Page
                                                                            ----
Item 1.   Financial Statements                                                 2

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           11

                                    PART II
                                    -------

Item 1.   Legal Proceedings                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                    15

          SIGNATURE                                                           17

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

Item 1.   Financial Statements
------

                                N'TANDEM TRUST
                                --------------
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                                                 September 30,1999
                                                                              ------------------------
ASSETS
------

Property held for investment:
 Land                                                                         $              8,948,600
 Buildings and improvements                                                                 36,272,700
 Fixtures and equipment                                                                        276,400
                                                                              ------------------------
                                                                                            45,497,700
Less accumulated depreciation                                                               (1,764,000)
                                                                              ------------------------

                                                                                            43,733,700

Investments in joint ventures and limited partnerships                                       5,466,700
Cash and cash equivalents                                                                      495,300
Deferred financing costs                                                                        99,300
Other assets                                                                                   946,600
                                                                              ------------------------

Total Assets                                                                  $             50,741,600
                                                                              ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
 Mortgage note payable                                                        $              9,682,800
 Note payable to affiliate                                                                  34,249,200
 Accounts payable                                                                               42,200
 Accrued expenses                                                                            2,237,700
 Tenant deposits and other liabilities                                                       1,133,300
 Due to Advisor and affiliates                                                               1,881,900
                                                                              ------------------------

                                                                                            49,227,100
                                                                              ------------------------
Shareholders' equity:
 Preferred shares of beneficial interest, $0.01 par value,
   500,000,000 shares authorized; 98,073 shares issued and outstanding                       2,121,700
 Common shares of beneficial interest, $0.01 par value,
   100,000,000 shares authorized; 109,308 shares issued and outstanding                      2,401,400

Dividends in excess of accumulated earnings                                                 (3,008,600)
                                                                              ------------------------

                                                                                             1,514,500
                                                                              ------------------------

Total Liabilities and Shareholders' equity                                    $             50,741,600
                                                                              ========================

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                 Three Months Ended September 30,
                                                                 --------------------------------
                                                                     1999              1998
                                                                 --------------   ---------------
REVENUES
--------

Rent and utilities                                               $    1,300,300   $       465,800
Equity in earnings (losses) of joint ventures and
 limited partnerships                                                    30,900            (5,100)

Interest                                                                    500               600
Other                                                                    52,200             5,700
                                                                 --------------   ---------------

                                                                      1,383,900           467,000
                                                                 --------------   ---------------

COSTS AND EXPENSES
------------------

Property operating                                                      589,600           251,000
Interest                                                                738,100           163,900
Depreciation                                                            371,400           109,500
Advisory fee                                                            103,600            39,100
General and administrative:
Related parties                                                           3,900             7,600
Other                                                                    51,000            25,900
                                                                 --------------   ---------------

                                                                      1,857,600           597,000
                                                                 --------------   ---------------

Net loss                                                         $     (473,700)  $      (130,000)
                                                                 ==============   ===============

Preferred dividends paid                                                (36,800)          (36,800)
                                                                 ==============   ===============

Net loss attributable to common shares                           $     (510,500)  $      (166,800)
                                                                 ==============   ===============

Basic and diluted loss per common share                          $        (4.33)  $         (1.53)
                                                                 ==============   ===============

Dividends per common share                                       $         0.38   $          0.31
                                                                 ==============   ===============

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                  Nine Months Ended September 30,
                                                                 --------------------------------
                                                                     1999              1998
                                                                 --------------   ---------------
REVENUES
--------

Rent and utilities                                               $    2,894,200   $     1,146,000
Equity in earnings (losses) of joint ventures and
 limited partnerships                                                    14,200           (22,100)

Interest                                                                    700             1,400
Other                                                                   128,800            13,300
                                                                 --------------   ---------------

                                                                      3,037,900         1,138,600
                                                                 --------------   ---------------

COSTS AND EXPENSES
------------------

Property operating                                                    1,412,500           552,700
Interest                                                              1,430,600           387,000
Depreciation                                                            750,700           259,900
Advisory fee                                                            209,600           102,900
General and administrative:
Related parties                                                          14,100            19,000
Other                                                                    86,000            48,200
                                                                 --------------   ---------------

                                                                      3,903,500         1,369,700
                                                                 --------------   ---------------

Net loss                                                         $     (865,600)  $      (231,100)
                                                                 ==============   ===============

Preferred dividends paid                                               (110,400)         (110,400)
                                                                 ==============   ===============

Net loss attributable to common shares                           $     (976,000)  $      (341,500)
                                                                 ==============   ===============

Basic and diluted loss per common share                          $        (7.92)  $         (3.31)
                                                                 ==============   ===============

Dividends per common share                                       $         1.13   $          0.93
                                                                 ==============   ===============

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                  Nine Months Ended September 30,
                                                                 --------------------------------
                                                                     1999              1998
                                                                 --------------   ---------------
Cash flows from operating activities:
Net loss                                                         $     (865,600)  $      (231,100)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
 Depreciation                                                           750,700           259,900
 Equity in (earnings) losses of joint ventures and
  limited partnerships                                                  (14,200)           22,100
 Joint ventures' cash distributions                                      14,200           (22,100)
 Amortization of deferred financing costs                               (57,200)            8,100

Changes in operating assets and liabilities:
 Other assets                                                          (477,600)         (215,600)
 Accounts payable                                                        35,200             9,500
 Accrued expenses                                                     1,611,500           409,500
 Tenant deposits and other liabilities                                  111,600            44,100
 Due to Advisor and affiliates                                        1,154,800           114,600
                                                                 --------------   ---------------

Net cash provided by operating activities                             2,263,400           399,000
                                                                 --------------   ---------------

Cash flows from investing activities:
 Acquisition of and additions to property                           (28,131,600)       (5,698,100)
 Investment in joint ventures and limited partnerships               (4,722,600)                0
 Joint venture and limited partnerships cash
  distributions                                                          62,500            42,900
                                                                 --------------   ---------------

Net cash used in investing activities                               (32,791,700)       (5,655,200)
                                                                 --------------   ---------------

Cash flows from financing activities:
 Issuance of common shares                                                    0           478,500
 Proceeds from notes due to Chateau Communities, Inc.
  for property purchase                                              23,597,700         5,001,500
 Proceeds from notes payable                                          7,632,900                 0
 Dividends paid                                                        (233,300)         (211,300)
                                                                 --------------   ---------------

Net cash (used in) provided by financing activities                  30,997,300         5,268,700
                                                                 --------------   ---------------

Net increase (decrease) in cash and cash equivalents                    469,000            12,500
Cash and cash equivalents at beginning of period                         26,300            82,800
                                                                 --------------   ---------------
Cash and cash equivalents at end of period                       $      495,300   $        95,300
                                                                 ==============   ===============

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.   THE TRUST
          ---------

N'Tandem Trust, an unincorporated business trust (the "Trust"), was formed in November 1991 under the laws of the State of California. The Trust was organized to invest in existing, substantially developed and occupied manufactured home communities. The sponsor and advisor of the Trust is The Windsor Corporation, a California corporation (the "Advisor"). The Trust was funded through a public offering of common shares of beneficial interest (the "Common Shares") and preferred shares of beneficial interest, which commenced in April 1992 and terminated in April 1993. At September 30, 1999, the Trust's portfolio was comprised of twelve wholly-owned and seven partially-owned manufactured home communities located in seven states.

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

As a result of the approval of the Organizational Amendments, the Trust now intends to move forward with certain transactions and to effect certain changes including the following: (i) the Trust will complete its restructuring as an "umbrella partnership" REIT in order to facilitate tax-free and/or tax-deferred acquisitions of additional properties, (ii) the Trust will begin implementing a growth-oriented business plan (the "Business Plan") intended to cause the Trust to attain greater size and asset diversity; and (iii) if successful in the implementation of the Business Plan, the Trust anticipates that it will seek to list the Common Shares on a national securities exchange or NASDAQ and, if deemed appropriate, raise additional capital through an underwritten public offering of the Common Shares or other securities of the Trust.

Additionally, Chateau Communities, Inc., a publicly traded REIT which is one of the largest owner/operators of manufactured home communities in the United States ("Chateau"), has announced that the Trust will be a primary vehicle through which Chateau will make investments in manufactured home communities that do not fit the core asset type typical of the existing Chateau portfolio, which is characterized by large, stable, institutional-quality, full amenitized properties. The Trust will employ higher levels of leverage than Chateau and will focus primarily on "lower profile assets," meaning properties that (i) are typically not part of a portfolio of manufactured housing community properties;
(ii) are located in tertiary demographic and geographic markets; (iii) are not managed by a nationally known manufactured home community operator; (iv) may be smaller and are likely to have fewer amenities; and (v) have a greater proportion of single-section homes than the typical Chateau community. The Trust believes that its affiliation with Chateau will benefit the Trust by providing it with access to Chateau's national organization, management team and investment and management philosophies. Through its affiliation with Chateau, the Trust believes that it will be exposed to a wider range of acquisition opportunities as a result of Chateau's national organization and knowledge of the manufactured housing community industry and will benefit from Chateau's expertise in effectively and efficiently managing properties. At September

30, 1999, Chateau held 9.8% of the Trust's outstanding shares.

The Trust believes that significant opportunities exist to acquire additional properties that fit the investment objectives and guidelines set forth in its Business Plan. On June 30, 1999, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired one wholly-owned manufactured home community and partial ownership interests in six other manufactured home communities (together, the "Acquired Properties") from Windsor Park Properties 4, A California Limited Partnership ("WPP4"). In addition, the Trust is currently in separate discussions with each of Windsor Park Properties 3, A California Limited Partnership, and Windsor Park Properties 6, A California Limited Partnership, regarding a possible sale of their assets, which consist of wholly-owned and partially-owned manufactured home communities, to the Trust.

The Trust anticipates that it will focus on acquisitions where the Trust believes there is substantial opportunity to improve operational and financial results or where for some reason, because of poor management or otherwise, a property is operating substantially below its potential. The Trust anticipates that the funds required to implement its Business Plan are likely to come from
(i) additional investments from Chateau or unaffiliated third parties and (ii) traditional mortgage financing or refinancing or sales of equity and debt securities. In addition, the Trust will seek to engage in consolidation and acquisition transactions with other owners of manufactured home communities, which meet the Trust's property and acquisition criteria, using its equity securities or limited partner units of N'Tandem Properties, L.P. to facilitate such transactions.

NOTE 2.   BASIS OF PRESENTATION
          ---------------------

The balance sheet at September 30, 1999 and the related statements of operations for the three and nine months ended September 30, 1999 and 1998 and the statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Trust's annual financial statements and notes on Form 10-KSB/A for the year ended December 31, 1998.

NOTE 3.   ACQUISITIONS OF PROPERTY
          ------------------------

During the first nine months of 1999, the Trust acquired six manufactured home communities and ownership interests in six other manufactured home communities.

On May 11, 1999, the Trust acquired Southpointe Village, a 282-homesite community located in Albuquerque, New Mexico. The purchase price was $6,200,000, of which $6,044,800 was borrowed from Chateau pursuant to a note entered into between the parties. This note bears interest at 1% per annum above the prime rate established by Bank One, N.A.

On June 30, 1999, the Trust acquired the Acquired Properties from WPP 4. The Acquired Properties consisted of:

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

     Margate, Florida;
  . a 33% ownership interest in Winter Haven, a 238-site manufactured home community, located in Winter Haven, Florida;
  . a 25% ownership interest in Apache East, a 123-site manufactured home community, located in Apache Junction, Arizona; and
  . a 25% ownership interest in Denali Park Estates, a 162-site manufactured home community, located in Apache Junction, Arizona.

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

On July 1, 1999, the Trust acquired Longview Mobile Home Community, a manufactured home community containing 93 homesites located in Albuquerque, New Mexico, for $1.8 million. To purchase Longview, N'Tandem borrowed $1,767,300 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A.

On September 15, 1999, the Trust acquired Aztec Village, a manufactured home community containing 163 homesites located in Albuquerque, New Mexico, and The Village Park, a manufactured home community containing 180 homesites located in Albuquerque, New Mexico, for an aggregate of $11.3 million. To purchase these communities, N'Tandem borrowed $4,314,400 from Chateau at an annual interest rate equal the prime rate established by Bank One, N.A. Additionally, in connection with the acquisition of these communities the Trust assumed two promissory notes in the amounts of $3,199,300 and $3,590,100 payable to Anchor National Life Insurance Company. The notes bear interest at 8.69% per annum and are due October 1, 2003. The notes are cross-collateralized by the real property.

On September 30, 1999, the Trust acquired Sea Pines, a manufactured home community containing 400 homesites located in Mobile, Alabama for $4 million.
To purchase Sea Pines, N'Tandem borrowed $3,017,000 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A. Additionally, the Trust issued a promissory note in the amount of $1,100,000, payable to Compass Bank. The note shall be paid in six consecutive annual installments as follows: the first five payments shall be in the amount of $200,000 and the sixth payment shall be in the amount of $100,000. The first installment shall be payable on September 30, 2000, and each successive installment shall be payable on the same day of each consecutive year thereafter until paid in full.

NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Trust's investments in joint ventures and limited partnerships consist of interests in seven manufactured home communities at September 30, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the nine months ended September 30, 1999 and 1998 are as follows:

                                            1999               1998
                                      -------------      -------------

Total revenues                        $   1,682,600      $     915,600

Expenses:
   Property operating                       862,600            519,600
   Interest                                 444,600            334,900
   Depreciation                             367,700            206,200
   General and administrative                17,300              7,200
                                      -------------      -------------

                                          1,692,200          1,067,900
                                      -------------      -------------
Net income (loss)                     $      (9,600)     $    (152,300)
                                      =============      =============

NOTE 5.  BASIC AND DILUTED LOSS PER COMMON SHARE
         ---------------------------------------

Basic and diluted loss per Common Share is calculated and based on the weighted average number of Common Shares outstanding during the period and income or loss available to the holders of Common Shares. The weighted average number of Common Shares outstanding during the three and nine months ended September 30, 1999 was 109,308; and during the three and nine months ended September 30, 1998, the weighted average was 109,308 and 103,069, respectively.

NOTE 6.  DEBT
         ----

The following table sets forth certain information regarding debt at September 30, 1999.

                                 Interest Rate    Maturity   Principal Balance
                                 -------------    --------   -----------------
Variable rate mortgage debt          8.47%          2002           2,050,000
Mortgage notes                       8.69%          2003           6,789,300
Promissory note                      8.75%          2006             843,500
Secured notes to Chateau             9.25%          1999          32,898,300
Unsecured notes to Chateau           9.25%          1999           1,350,900
                                                                 -----------
                                                                 $43,932,000
                                                                 ===========

NOTE 7.  RELATED PARTY TRANSACTIONS
         ---------------------------

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense for the three and nine months ended September 30, 1999 was $103,600 and $209,600, respectively, and $39,100 and $102,900 for the three and nine months ended September 30,1998, respectively.

Chateau and/or its predecessor has been providing property management services to the Trust since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $57,200 and $112,300 for the three and nine months ended September 30, 1999, respectively, and $22,900 and

$55,600 for the three and nine months ended September 30, 1998, respectively.
In addition certain direct expenses are paid by Chateau on behalf of the Trust and then reimbursed by the Trust. These amounts were $3,900 and $14,100 for the three and nine months ended September 30, 1999, respectively, and $7,600 and $19,000 for the three and nine months ended September 30, 1998, respectively.

For additional information concerning the Trust's relationship and transactions with Chateau, see Notes 1 and 3 herein.

Item 2.
------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Three months ended September 30, 1999 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1998
------------------

Results of Operations
---------------------

The results of operations for the three months ended September 30, 1999 and 1998 are not directly comparable due to the purchase of the Southern, Lexington, and Suburban communities in December 1998, the purchase of the Southpointe Village community in May 1999, the purchase of the Acquired Properties in June 1999, the purchase of the Longview community on July 1, 1999, the purchase of the Aztec Village and Village Park communities on September 15, 1999, and the purchase of the Sea Pines community on September 30, 1999. The Trust incurred a net loss of $473,700 and $130,000 for the three months ended September 30, 1999 and 1998, respectively. The net loss per Common Share was $4.33 in 1999 compared to a net loss of $1.53 in 1998.

As a result of the 1998 and 1999 acquisitions, all major revenue and expense categories increased in the third quarter of 1999, specifically rent and utilities revenue, property operating costs, advisory fee expense and depreciation.

Equity in earnings (losses) of joint ventures, which represents the Trust's share of the net income (loss) of seven joint venture properties increased from a loss of $5,100 in 1998 to income of $30,900 in 1999.

Interest expense increased from $163,900 in 1998 to $738,100 in 1999, due to the 1998 and 1999 acquisitions.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $39,100 in 1998 to $103,600 for the third quarter of 1999, due to the 1998 and 1999 acquisitions.

General and administrative expenses increased from $33,500 in 1998 to $54,900 in 1999 due mainly to an increase in professional fees and costs incurred to appraise three of the Trust's properties.

Nine months ended September 30, 1999 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1998
--------

Results of Operations
---------------------

The results of operations for the nine months ended September 30, 1999 and 1998 are not directly comparable due to the purchase of the Woodland Hills community in March 1998, the purchase of the Southern, Lexington, and Suburban communities in December 1998, the purchase of the Southpointe Village community in May 1999, the purchase of the Acquired Properties in June 30, 1999, the purchase of the Longview community on July 1, 1999, the purchase of the Aztec Village and Village Park communities on September 15, 1999, and the purchase of the Sea Pines community on September 30, 1999. The Trust incurred a net loss of $865,600 and $231,100 for the nine months ended September 30, 1999 and 1998, respectively. The net loss per Common Share was $7.92 in 1999 compared to a net loss of $3.31 in 1998.

As a result of the 1998 and 1999 acquisitions, all major revenue and expense categories increased in the first nine months of 1999, specifically rent and utilities revenue, property operating costs, advisory fee expense and depreciation.

Equity in earnings (losses) of joint ventures, which represents the Trust's share of the net income (loss) of seven joint venture properties increased from a loss of $22,100 in 1998 to income of $14,200 in 1999.

Interest expense increased from $387,000 in 1998 to $1,430,600 in 1999, due to the 1998 and 1999 acquisitions.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $102,900 in 1998 to $209,600 in 1999, due to the 1998 and 1999
acquisitions.

General and administrative expenses increased from $67,200 in 1998 to $100,100 in 1999 due mainly to an increase in professional fees and costs incurred to appraise three of the Trust's properties.

Liquidity and Capital Resources
-------------------------------

The Trust's principal uses of its liquidity and capital resources have historically been for distributions to shareholders, property acquisitions, payment of advisory and management fees and payment of debt service. To maintain its qualification as a REIT under the Code, the Trust is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Internal Revenue Code of 1986. The Trust declared a quarterly distribution on its Common Shares of $.38 per share in each of the first three quarters of 1999 and 1998. In addition, the Trust paid quarterly distributions on its Preferred Shares of $.38 per share in each of the first three quarters of 1999 and 1998. Future distributions on the Common Shares will be determined based on actual results of operations and cash available for distribution.

The Trust's principal source of liquidity is its cash flow generated from the operation of its real estate investments. Net cash provided by operating activities was $2,263,400 for the nine months ended September 30, 1999. At September 30, 1999, the Trust's cash and restricted cash amounted to approximately $495,300.

During 1999, the Trust has acquired six manufactured home communities and partial ownership interests in six other manufactured home communities.

On May 11, 1999, the Trust acquired Southpointe Village, a 282-homesite community located in Albuquerque, New Mexico. The purchase price was $6,200,000, of which $6,044,800 was borrowed from Chateau pursuant to a note entered into between the parties. This note bears interest at 1% per annum above the prime rate established by Bank One, N.A.

On June 30, 1999, the Trust acquired the Acquired Properties from WPP 4. The Acquired Properties consisted of:

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

       Margate, Florida;
     . a 33% ownership interest in Winter Haven, a 238-site manufactured home community, located in Winter Haven, Florida;
     . a 25% ownership interest in Apache East, a 123-site manufactured home community, located in Apache Junction, Arizona; and . a 25% ownership interest in Denali Park Estate, a 162-site manufactured home community, located in Apache Junction, Arizona.

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

On July 1, 1999, the Trust acquired Longview Mobile Home Community, a manufactured home community containing 93 homesites located in Albuquerque, New Mexico, for $1.8 million. To purchase Longview, N'Tandem borrowed $1,767,300 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A.

On September 15, 1999, the Trust acquired Aztec Village, a manufactured home community containing 163 homesites located in Albuquerque, New Mexico, and The Village Park, a manufactured home community containing 180 homesites located in Albuquerque, New Mexico, for an aggregate of $11.3 million. To purchase these communities, N'Tandem borrowed $4,314,400 from Chateau at an annual interest rate equal the prime rate established by Bank One, N.A. Additionally, the Trust assumed two promissory notes in the amounts of $3,199,300 and $3,590,100, payable to Anchor National Life Insurance Company. The notes bear interest at 8.69% per annum and are due October 1, 2003. The notes are cross-collateralized by the real property.

On September 30, 1999, the Trust acquired Sea Pines, a manufactured home community containing 400 homesites located in Mobile, Alabama for $4 million.
To purchase Sea Pines, N'Tandem borrowed $3,017,000 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A. Additionally, in connection with the acquisition of these communities, the Trust issued a promissory note in the amount of $1,100,000, payable to Compass Bank. The note shall be paid in six consecutive annual installments as follows: the first five payments shall be in the amount of $200,000 and the sixth payment shall be in the amount of $100,000. The first installment shall be payable on September 30, 2000, and each successive installment shall be payable on the same day of each consecutive year thereafter until paid in full.

The Trust's principal long-term liquidity requirements will be the repayment of principal on its outstanding mortgage debt and the acquisition of additional properties pursuant to the Trust's Business Plan. At September 30, 1999, the Trust's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $43,932,000, consisting of fixed rate and variable rate debt. At September 30, 1999, $34,249,200 of the debt consisted of secured and unsecured notes payable to Chateau. The average rate of interest on the fixed rate and variable rate debt was 8.9% and 8.7%, respectively, at September 30, 1999. The Trust and affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly.

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

                                    PART II
                                    -------

Item 1.  LEGAL PROCEEDINGS
         -----------------

In connection with the Trust's acquisition of the Acquired Properties from WPP 4, a class action and derivative complaint (the "Complaint") entitled Ira Gaines, on behalf of himself and others similarly situated, as plaintiff, vs. The Windsor Corporation, John A. Coseo Jr., C.G. Kellogg, Gary P. McDaniel and Steven G. Waite, as defendants, and WPP 4, as nominal defendant (collectively, the "Defendants"), was filed on May 10, 1999 in the Superior Court of the State of California, County of San Diego. The Complaint states causes of action alleging the following: (i) wrongful failure to liquidate timely WPP 4 in that WPP 4's term expired on December 31, 1997 and the Defendants failed to engage in sustained efforts to liquidate the remaining assets, thus unnecessarily tying up the limited partners' money for longer than was contemplated or allowed under the partnership agreement, (ii) breach of fiduciary duty owed by the Defendants to the limited partners and WPP 4 in that Defendants failed to take steps to ensure the entire fairness of the transaction and that the selling prices for WPP 4's assets do not fairly and adequately represent their present value; (iii) breach of the Defendants' contractual duties owed to the limited partners and WPP 4 in that the partnership agreement prohibits sales of the property to a sponsor of WPP 4. In the lawsuit, the plaintiff is seeking relief in the form of monetary damages and an award of expenses, and a dissolution of WPP 4 and the appointment of an independent liquidating trustee to liquidate WPP 4's assets. Thus far, the Trust has not been named as a defendant to the Complaint. As a result of the Complaint, it is not anticipated that there will be a material adverse effect on the Trust or its assets.

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

__________

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

b)   Reports on Form 8-K

On July 15, 1999, the Trust filed a current report on Form 8-K, dated July 2, 1999, reporting under Item 2, the acquisition of the Longview Mobile Home Community located in Albuquerque, New Mexico and containing the financial statements relating to the Longview acquisition and the acquisition reported on the Form 8-K, dated May 20, 1999.

     The financial statements filed were as follows:

          Historical Summary of Revenues and Direct Operating Expenses for Southpointe Village Manufactured Home Community for the year ended December 31, 1998 (Audited) and three months ended March 31, 1999 (Unaudited).

          Historical Summary of Revenues and Direct Operating Expenses for Longview Mobile Home Community for the year ended December 31, 1998 (Audited) and three months ended March 31, 1999 (Unaudited).

     The pro forma financial statements filed were as follows:

          Pro Forma Condensed Statements of Operations of the Trust for the three months ended March 31, 1999 and for the year ended December 31, 1998 (Unaudited).

          Pro Forma Condensed Balance Sheet of the Trust as of March 31, 1999 (Unaudited).

On July 15, 1999, the Trust filed a current report on Form 8-K, dated June 30, 1999, reporting under Item 2, the acquisition of the Acquired Properties.

On August 23, 1999, the Trust filed a current report on Form 8-K/A amending the financial statements contained in the current report on Form 8-K filed on July 15, 1999.

     The financial statements filed were as follows:

          Balance Sheets of Windsor Park Properties 4, A California Limited Partnership, as of December 31, 1998 (Audited) and March 31, 1999 (Unaudited)

          Statements of Operations for the years ended December 31, 1998 and 1997 (Audited) and the three months ended March 31, 1999 and 1998 (Unaudited)

          Statements of Cash Flows for the years ended December 31, 1998 and 1997 (Audited) and the three months ended March 31, 1999 and 1998 (Unaudited)

     The pro forma financial statements filed were as follows:

          Pro Forma Condensed Statements of Operations of the Trust for the three months ended March 31, 1999 and for the year ended December 31, 1998 (Unaudited).

          Pro Forma Condensed Balance Sheet of the Trust as of March 31, 1999 (Unaudited).

On September 27, 1999, the Trust filed a Current Report on Form 8-K, dated September 15, 1999, reporting under Item 2, the acquisition of Aztec Village and Village Park, located in Albuquerque, New Mexico.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      N'TANDEM TRUST

                                      By /s/ Gary P. McDaniel
                                      -----------------------
                                      GARY P. MCDANIEL
                                      Trustee


Date: November 15, 1999