Form 10KSB40
period 1999-12-31
N TANDEM TRUST
filed 2000-03-30
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1999

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the transition period from _________ to __________


       Commission file number: 000-21470

                                N'TANDEM TRUST
                      -----------------------------------
                (Name of small business issuer in its charter)

        California                                      33-6109499
------------------------------------       ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

          6160 South Syracuse Way, Greenwood Village, Colorado 80111
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:   (303) 741-3707

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

  Issuer's revenues for its most recent fiscal year:  $ 4,760,700

  Documents Incorporated by Reference: Portions of the issuer's proxy statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Annual Report on Form 10-KSB.

Transitional small business disclosure format (check one): Yes [  ]  No [X]

At December 31, 1999, the issuer had 109,308 and 98,073 Common and Preferred Shares, respectively, of Beneficial Interest outstanding.

                               TABLE OF CONTENTS

                                    PART I
                                    ------
                                                                                       Page
                                                                                       ----

Item 1 and 2.    Description of Business and Properties                                   3

Item 3.          Legal Proceedings                                                        8

Item 4.          Submission of Matters to a Vote of Security Holders                      9

                                    PART II
                                    -------

Item 5.          Market for the Trusts' Common Equity and Related Shareholder Matters     9

Item 6.          Management's Discussion and Analysis                                    10

Item 7.          Financial Statements                                                    13

Item 8.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                                26

                                   PART III
                                   --------

Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act                       26

Item 10.         Executive Compensation                                                  27

Item 11.         Security Ownership of Certain Beneficial Owners and Management          27

Item 12.         Certain Relationships and Related Transactions                          27

Item 13.         Exhibits and Reports on Form 8-K                                        27

                 SIGNATURES                                                              29

                                     PART I
                                     ------

Certain matters discussed under the captions "Description of Business and Properties," "Management's Discussion and Analysis" and elsewhere in this Annual Report on Form 10-KSB and the information incorporated by reference herein may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the N'Tandem Trust to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Items 1 and 2.  DESCRIPTION OF BUSINESS AND PROPERTIES
                --------------------------------------

General
-------

N'Tandem Trust, an unincorporated business trust (the "Trust"), was formed in November 1991 under the laws of the State of California. The Trust was organized to invest in existing, substantially developed and occupied manufactured home communities. The Trust was funded through a public offering of common shares of beneficial interest, par value $0.01 per share (the "Common Shares"), and preferred shares of beneficial interest, par value $0.01 per share (the "Preferred Shares"), which commenced in April 1992 and terminated in April 1993. In the offering, 98,169 Common Shares and 98,323 Preferred Shares were sold for gross proceeds aggregating $2,454,225 and $2,458,075, respectively. In May 1998, Chateau Communities, Inc., a publicly-traded Maryland real estate investment trust which is one of the largest owner/operators of manufactured home communities in the United States ("Chateau"), invested $5.5 million in the Trust in exchange for the issuance of 19,139 Common Shares and two promissory notes with an aggregate principal amount of $5,001,500. At December 31, 1999, the Trust's portfolio was comprised of twelve wholly-owned and seven partially-owned manufactured home communities located in seven states.

The sponsor and advisor of the Trust is The Windsor Corporation, a California corporation (the "Advisor"). In September 1997, Chateau purchased all of the outstanding capital stock of the Advisor. Following Chateau's purchase of the Advisor, at the request of Chateau, (i) the Trustees of the Trust voluntarily resigned and (ii) in connection with such resignation, appointed three new Trustees proposed by Chateau. Such Trustees were re-elected as the Trust's Trustees at the 1999 Annual Meeting of Shareholders of the Trust held on June 30, 1999.

The Trust operates so as to qualify as a real estate investment trust (a "REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Trust is required to distribute at least 95% of its real estate investment trust taxable income.

Business Development
--------------------

On October 23, 1998, at the 1998 Annual Meeting of Shareholders, the Trust's shareholders approved, among other things, (i) the conversion of the Trust from a finite-life entity to an infinite-life entity; and (ii) the amendment and restatement of the Trust's Declaration of Trust (the "Amended Declaration") and the adoption of By-laws for the Trust (collectively, the "Organizational Amendments"). The principal purposes of the Organizational Amendments were to convert the Trust from a finite-life entity to an infinite-life entity and to remove various restrictions, limitations and other requirements contained in the Trust's previous Declaration of Trust which are not typically found in the more modern organizational documents of leading REITs. The Amended Declaration also provided for changing the name of the Trust from "Windsor Real Estate Investment Trust 8" to "N'Tandem Trust."

As a result of the approval of the Organizational Amendments, the Trust now intends to move forward with certain transactions and to effect certain changes including the following: (i) the Trust will complete its restructuring as an "umbrella partnership" REIT in order to facilitate tax-free and/or tax-deferred acquisitions of additional properties, (ii) the Trust will begin implementing a growth-oriented business plan (the "Business Plan") intended to cause the Trust to attain greater size and asset diversity; and (iii) if successful in the implementation of the Business Plan, the Trust anticipates that it will seek to list the Common Shares on a national securities exchange or NASDAQ and, if deemed appropriate, raise additional capital through an underwritten public offering or a private placement of Common Shares or other securities of the Trust.

Additionally, Chateau has announced that the Trust will be a primary vehicle through which Chateau will make investments in manufactured home communities that do not fit the core asset type typical of the existing Chateau portfolio, which is characterized by large, stable, institutional-quality, full amenitized communities. The Trust will employ higher levels of leverage than Chateau and will focus primarily on "lower profile assets," meaning communities that (i) are typically not part of a portfolio of manufactured housing community properties;
(ii) are located in tertiary demographic and geographic markets; (iii) are not managed by a nationally known manufactured home community operator; (iv) may be smaller and are likely to have fewer amenities; and (v) have a greater proportion of single-section homes than the typical Chateau community. The Trust believes that its affiliation with Chateau will benefit the Trust by providing it with access to Chateau's national organization, management team and investment and management philosophies. Through its affiliation with Chateau, the Trust believes that it will be exposed to a wider range of acquisition opportunities as a result of Chateau's national organization and knowledge of the manufactured housing community industry and will benefit from Chateau's expertise in effectively and efficiently managing properties.

The Trust believes that significant opportunities exist to acquire additional properties that fit the investment objectives and guidelines set forth in its Business Plan. On June 30, 1999, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired one wholly-owned manufactured home community and partial ownership interests in six other manufactured home communities (together, the "Acquired Properties") from Windsor Park Properties 4, A California Limited Partnership ("Windsor 4"). In addition, the Trust has negotiated to acquire, in separate transactions, the manufactured home communities and joint venture interests of Windsor Park Properties 3, A California Limited Partnership ("Windsor 3"), and Windsor Park Properties 6, A California Limited Partnership ("Windsor 6"). On March 22, 2000, separate consent solicitation statements describing the respective terms of each of the proposed acquisitions (the "Proposed Transactions") were sent to the limited partners of Windsor 3 and Windsor 6. The consummation of each of the proposed acquisitions is subject to the satisfaction of several conditions, including the separate approval of a majority-in-interest of the respective limited partners of Windsor 3 and Windsor 6. The consummation of each proposed acquisition, however, is not contingent upon the consummation of the other proposed acquisition. The purchase price for the assets of each of Windsor 3 and Windsor 6 will be paid by the Trust in cash. Substantially all of the funds required by the Trust to complete the proposed acquisitions will be supplied by Chateau in exchange for the issuance by the Trust of an unsecured promissory note.
Pursuant to the terms of the proposed acquisitions, this promissory note will be in a principal amount of $16,926,700 and will bear interest at an annual rate of 1% per annum above the prime rate established by Bank One, N.A.

The Trust anticipates that it will focus on acquisitions where the Trust believes there is substantial opportunity to improve operational and financial results or where for some reason, because of poor management or otherwise, a property is operating substantially below its potential. The Trust anticipates that the funds required to implement its Business Plan are likely to come from
(i) additional investments from Chateau or unaffiliated third parties and (ii) traditional mortgage financing or refinancing or sales of equity and debt securities. In addition, the Trust will seek to engage in consolidation and acquisition transactions with other owners of manufactured home communities, which meet the Trust's property and acquisition criteria, using its equity securities or limited partner units of N'Tandem Properties, L.P., a Delaware limited partnership subsidiary of the Trust, to facilitate such transactions.

1999 Acquisitions
-----------------

In May 1999, the Trust acquired South Pointe Village, a 282-site manufactured home community, located in Albuquerque, New Mexico. The purchase price paid for South Pointe was $6,200,000. In order to purchase South Pointe, N'Tandem borrowed $6,044,800 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A.

In June 1999, the Trust acquired one manufactured home community and partial ownership interests in six other manufactured home communities (together, the "Acquired Properties") from Windsor Park Properties 4, A California Limited Partnership ("Windsor 4"), an affiliate of the Trust. The Acquired Properties consisted of:

 . Sunset Vista, a 207-site manufactured home community, located in Magna, Utah; . A 60% ownership interest in Big Country Estates, a 255-site manufactured home community, located in Cheyenne, Wyoming;
 . A 75% ownership interest in Harmony Ranch, a 193-site manufactured home community, located in Thonotosassa, Florida;
 . A 33% ownership interest in Rancho Margate, a 245-site manufactured home community, located in Margate, Florida;
 . A 33% ownership interest in Winter Haven, a 238-site manufactured home community, located in Winter Haven, Florida;
 . A 25% ownership interest in Apache East, a 123-site manufactured home community, located in Apache Junction, Arizona; and . A 25% ownership interest in Denali Park Estates, a 162-site manufactured home community, located in Apache Junction; Arizona.

In July 1999, the Trust acquired Longview, a 93-site manufactured home community, located in Albuquerque, New Mexico, for $1.8 million. In connection with the purchase of Longview, the Trust borrowed $1,767,300 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A.

In September 1999, the Trust purchased Aztec Village, a 163-site manufactured home community, located in Albuquerque, New Mexico, and The Village Park, a 180-site manufactured home community, also located in Albuquerque, New Mexico, for an aggregate of $11.3 million. The Trust borrowed $4,314,400 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A. Additionally, in connection with the acquisition of these communities, the Trust assumed two promissory notes in the amounts of $3,199,300 and $3,590,100, respectively, payable to Anchor National Life Insurance Company. The notes bear interest at 8.69% per annum and are due October 1, 2003. The notes are cross-collateralized by the real property.

Additionally, in September 1999, the Trust acquired Sea Pines, a 415-site manufactured home community, located in Mobile, Alabama, for $4 million. In connection with the purchase of Sea Pines, the Trust borrowed $3,017,000 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A. Additionally, the Trust issued a promissory note in the amount of $1,100,000 payable to Compass Bank. The note is payable in six consecutive annual installments as follows: the first five payments shall be in the amount of $200,000 and the sixth payment shall be in the amount of $100,000. The first installment on the note is payable on September 30, 2000, and each successive installment is payable on the same day of each consecutive year thereafter until paid in full.

Business of Issuer
------------------

The Trust is in the business of acquiring, managing and holding for investment manufactured home communities. Competitors of the Trust include public and private REITs, corporations, limited partnerships, individuals and other entities engaged in real estate investment activities. Competition for such properties varies with (i) changes in the supply or demand for similar or competing properties in a given area, (ii) changes in interest rates and the availability of mortgage funds, and (iii) changes in tax, real estate, environmental and zoning laws.

The Trust's profitability depends in part on maximizing occupancy and rental rates at its manufactured home communities. Rents and occupancy rates are affected by both changes in general economic conditions and changes in local conditions, such as levels of employment, supply of other comparable units or competitive housing alternatives, zoning laws and the availability and cost of energy and transportation.

All of the Trust's properties are located in or near large urban areas. Accordingly, they compete for rentals not only with other manufactured home communities but with apartments and other forms of low-cost housing that might exist in their respective market areas.

The Trust's profitability also depends on the minimization of both property and Trust administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions, such as prevailing wages, utility rates, insurance costs and real estate taxation practices.

The Trust has no employees. The administrative services for the Trust are provided by the Advisor, which is reimbursed for costs incurred on behalf of the Trust. The Trust's manufactured home communities are managed by Chateau, which employs all of the on-site personnel for such communities and is reimbursed by the Trust for all such costs.

The following table sets forth certain information as of December 31, 1999 relating to the Trust's owned interests in the following manufactured home communities:

                                                                            Weighted
                                                                             Average
                                                                             Monthly
                                            Date       Percent    Number of  Rent Per               Real Estate       Federal Tax
Property Name       Location              Acquired    Ownership    Sites      Site(1)   Occupancy      Taxes            Basis(2)
---------------------------------------------------------------------------------------------------------------------------------
Sea Pines           Mobile, AL               9/99        100%        415       $164         73%           $ 4,500     $4,020,500
Woodland Hills      Montgomery, AL           3/98        100%        627       $167         89%          $ 41,200     $5,754,500
El Frontier         Tucson, AZ               2/94        100%        179       $310         99%          $ 22,600     $2,777,600
West Star           Tucson, AZ               1/93        100%        89        $261         98%          $ 10,700     $1,101,700
Apache East         Apache Junction, AZ      2/97        36%         123       $107         96%          $ 18,100     $2,238,700
Denali Park
  Estates           Apache Junction, AZ      2/97        36%         162       $228         94%          $ 25,300     $2,729,804
Harmony Ranch       Thonotosassa, FL         6/99        75%         193       $243         85%          $ 52,500     $2,035,800
Long Lake           West Palm Beach, FL      6/95        40%         134       $382         94%          $ 58,300     $2,968,900
Rancho Margate      Margate, FL              6/99        33%         245       $407         94%         $ 154,800     $6,416,500
Winterhaven         Winterhaven, FL          6/99        33%         238       $232         98%          $ 41,800     $2,631,000
St. Clement's
  Crossing          Lexington, MD           11/98        100%        201       $283         59%          $ 27,300     $2,489,000
Suburban            Lexington, MD           12/98        100%        180       $318         68%          $ 15,500     $        -
Lexington           Lexington, MD           12/98        100%        76        $327         82%           $ 8,600     $1,556,900
South Pointe
  Village           Albuquerque, NM          5/99        100%        282       $177         99%          $ 37,900     $6,300,500
The Village
  Park              Albuquerque, NM          9/99        100%        180       $368         92%           $ 8,000     $5,962,600
Longview            Albuquerque, NM          7/99        100%        93        $279         87%           $ 2,700     $1,856,700
Aztec Village       Albuquerque, NM          9/99        100%        163       $249         96%          $ 10,800     $5,522,900
Sunset Vista        Magna, UT                6/99        100%        207       $281         100%         $ 30,000     $3,802,800
Big Country
  Estates           Cheyenne, WY             6/99        60%         255       $447         94%          $ 11,100     $2,348,000

______________________________________

(1)  Average rental rates in effect on December 31, 1999.
(2) For income tax purposes, the property and its components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.

The overall occupancy of the 19 communities owned by the Trust at December 31, 1999 was approximately 89%. The Advisor continues to maintain the communities in good condition and promote them to improve occupancy.

The Trust operates the properties as manufactured home communities, renting sites to manufactured home residents on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. It is the Advisor's opinion that the properties are in good condition and are adequately insured.

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Trust outstanding as of December 31, 1999.

    Location               Ownership            Amount of        Interest   Amoritization   Maturity       Amount Due
                           Percentage         Indebtedness        Rate        Period          Date         at Maturity
-----------------------------------------------------------------------------------------------------------------------------------
Mortgage Debt:
    West Star
      and El Frontier            100%            $2,050,000       9.07%           -           6/02       $2,050,000
    Aztec Village                100%            $3,191,900       8.69%       30 years       10/03       $3,059,000
    Village Park                 100%            $3,581,700       8.69%       30 years       10/03       $3,432,600
    Harmony Ranch                 75%            $1,200,000       8.87%           -           9/02       $1,200,000
    Long Lake                     40%            $1,600,000       9.07%           -           6/02       $1,600,000
    Apache East
      and Denali Park             36%            $2,965,400       8.38%       24 years        3/06       $2,583,200
    Rancho Margate                33%            $3,582,900       9.32%       30 years        6/23           -
    Winterhaven                   33%            $1,574,900       9.32%       30 years        6/23           -
Unsecured Debt:
    Chateau                                     $23,512,600       9.25%                      12/01      $23,512,500
    US Bank Line
      of Credit                                 $15,000,000       6.80%                      11/01      $15,000,000



The Trust and Chateau have discussed the possibility of converting all or a portion of the aggregate principal amount of the unsecured debt between the Trust and Chateau into Common Shares or Preferred Shares; however, there is no agreement or understanding between the Trust and Chateau relating to any such conversion.

Item 3.  LEGAL PROCEEDINGS
         -----------------

In connection with the Trust's acquisition of the Acquired Properties from Windsor 4, a purported class action and derivative complaint (the "Complaint") entitled Ira Gaines, on behalf of himself and others similarly situated, as plaintiff, vs. The Windsor Corporation, John A. Coseo Jr., C.G. Kellogg, Gary P. McDaniel and Steven G. Waite, as defendants, and Windsor 4, as nominal defendant (collectively, the "Defendants"), was filed on May 10, 1999 in the Superior Court of the State of California, County of San Diego. The Complaint asserts causes of action alleging the following: (i) wrongful failure to liquidate timely Windsor 4 in that Windsor 4's term expired on December 31, 1997 and the Defendants failed to engage in sustained efforts to liquidate the remaining assets, thus unnecessarily tying up the limited partners' money for longer than was contemplated or allowed under the partnership agreement, (ii) breach of fiduciary duty owed by the Defendants to the limited partners and Windsor 4 in that Defendants failed to take steps to ensure the entire fairness of the transaction and that the selling prices for Windsor 4's assets do not fairly and adequately represent their present value; (iii) breach of the Defendants' contractual duties owed to the limited partners and Windsor 4 in that the partnership agreement prohibits sales of the property to a sponsor of Windsor 4. In the Complaint, the plaintiff is seeking relief in the form of monetary damages and an award of expenses, and a dissolution of Windsor 4 and the appointment of an independent liquidating trustee to liquidate Windsor 4's assets.

On December 3, 1999, the plaintiff, also a limited partner of Windsor 3 and Windsor 6, amended the Complaint, in response to the Proposed Transactions, by filing an amended purported class action and derivative complaint (the "Amended Complaint"), on behalf of himself and other similarly situated limited partners, against the Defendants in the Superior Court of the State of California, County of San Diego. In addition to the original allegations set forth in the Complaint, the Amended Complaint also alleges generally breach of fiduciary duty and contractual duties owed by the Defendants to Windsor 3 and Windsor 6 and their limited partners in that the Defendants allegedly failed to take steps to ensure the entire fairness of the Proposed Transactions by proposing to sell the partnerships' assets at prices that were improperly discounted from the appraisal values and without taking steps to seek out alternative purchases or otherwise maximize value to the limited partners.

In the Amended Complaint, the plaintiff asserts causes of action for breach of contract, breach of fiduciary duty and a derivative claim for breach of fiduciary duty and seeks relief in the form of monetary damages and an award of expenses and a dissolution of Windsor 4 and the appointment of an independent liquidating trustee to liquidate Windsor 4's assets. Although the Defendants dispute each claim set forth in the Amended Complaint, they have concluded that the further defense of this action would be protracted, expensive and distracting to their operations. To that end, the Defendants have reached an agreement in principle that would settle all claims in the action, subject to court approval of a definitive signed agreement. The proposed settlement, if approved, provides for the total payment of more than $1 million by the Defendants, plus the costs of administering the settlement fund (including the mailing of notice to class members), in return for releases from all actual and potential claims concerning the management or operation of Windsor 3, Windsor 4 and Windsor 6 against all of the Defendants and any affiliated persons or entities. As a result of indemnification obligations of the Company, and subject to potential D&O insurance reimbursements, the settlement amount will be funded by the Company. The Company believes that the resolution of the lawsuit will facilitate the consummation of the Proposed Transactions with Windsor 3 and Windsor 6. Pursuant to the terms of the proposed settlement agreement, the Defendants have the right, but not the obligation, to terminate the proposed settlement if the limited partners in either Windsor 3 or Windsor 6 fail to approve their respective Proposed Transactions.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no matters submitted to security holders for a vote during the fourth quarter of the fiscal year covered by this Annual Report.

                                 PART II
                                 -------

Item 5.  MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         --------------------------------------------------------------------

As of December 31, 1999, there was no public market for the Trust's Common Shares. As of December 31, 1999, there were 181 shareholders of record holding an aggregate of 109,308 Common Shares.

Cash distributions paid to holders of Common Shares since December 31, 1997 are as follows:

                            Aggregate              Per
   Date Paid                 Amount               Share
   ---------                ---------             ------
November 1999                $41,000              $0.375
August 1999                  $41,000              $0.375
May 1999                     $41,000              $0.375
February 1999                $41,000              $0.375

November 1998                $41,000              $0.375
August 1998                  $37,700              $0.375
May 1998                     $33,800              $0.375
February 1998                $33,700              $0.375

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

The Trust was formed in November 1991 under the laws of the State of California. At December 31, 1999, the Trust's portfolio was comprised of 12 wholly-owned and seven partially-owned manufactured home communities containing 4,096 homesites located in seven states.

Since its organization, the Trust has elected to qualify as a REIT under the Code and thus does not generally pay federal corporate income taxes on its earnings to the extent such earnings are distributed to shareholders.

Results of Operations
---------------------

The results of operations for the years ended December 31, 1999 and 1998 are not directly comparable due to the purchase of the St. Clement's Crossing (f/k/a Southern), Lexington, and Suburban communities in December 1998, the purchase of the South Pointe Village community in May 1999, the purchase of the Acquired Properties in June 1999, the purchase of the Longview community in July 1999, and the purchase of the Aztec Village, Village Park and Sea Pines communities in September 1999. The Trust incurred net losses of $1,807,300 and $364,000 for the years ended December 31, 1999 and 1998, respectively. The increase in the loss is mainly attributable to the increase in interest and depreciation expenses as a result of the acquisitions in 1999. The net loss per Common Share was $17.88 in 1999 and $4.88 in 1998.

As a result of the 1998 and 1999 acquisitions, all major revenue and expense categories increased in 1999, specifically rent and utilities revenue, property operating costs, advisory fee expense and depreciation.

Equity in earnings of joint ventures and limited partnerships, which represents the Trust's share of the net income (loss) of seven joint venture properties, increased from a loss of $27,800 in 1998 to a loss of $52,200 in 1999 due to the acquisition of four joint venture interests.

Interest expense increased to $2,534,700 in 1999 from $652,000 in 1998 due to the debt incurred as a result of the acquisitions in 1999.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $147,100 in 1998 to $346,700 in 1999 due to the 1998 and 1999 acquisitions.

General and administrative expenses increased from $92,800 in 1998 to $246,900 in 1999 due mainly to an increase in professional fees and costs associated with the Amended Declaration and Organizational Amendments.

Liquidity and Capital Resources
-------------------------------

The Trust's principal sources of liquidity during the years ended December 31, 1999 and 1998 were its cash flow generated from the operation of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $52,900 for the year ended December 31, 1999 and net cash provided by operating activities was $645,500 for the year ended December 31, 1998. At December 31, 1999, the Trust's cash amounted to approximately $612,700.

The Trust's primary uses of its capital resources during the same periods were for cash distributions to shareholders, property acquisitions, payment of advisory and management fees, and debt service. To maintain its qualification as a REIT under the Code, the Trust is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. The Trust declared quarterly distributions on its Common Shares of $0.375 per share, or an aggregate of $1.50 per annum, in both 1998 and 1999. In addition, the Trust paid quarterly distributions on its Preferred Shares of $0.375 per share, or an aggregate of $1.50 per annum in both 1998 and 1999. Future distributions on the Common Shares will be determined based on actual results of operations and cash available for distribution.

Net cash used in investing activities was $34,419,400 and $11,538,600 for the years ended December 31, 1999 and 1998, respectively, which was used primarily for acquisitions.

In May 1999, the Trust acquired South Pointe Village, a 282-site manufactured home community located in Albuquerque, New Mexico, for $6,200,000. In order to purchase South Pointe, N'Tandem borrowed $6,044,800 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A.

In June 1999, the Trust acquired Sunset Vista and ownership interests in Rancho Margate, Winterhaven, Apache East, Denali Park Estates, Big Country, and Harmony Ranch from Windsor 4. The aggregate purchase price for these assets was $8,509,900. In order to purchase these assets, the Trust borrowed $8,433,800 from Chateau in exchange for the issuance by the Trust of an unsecured promissory note. The promissory note bears interest at an annual rate equal to 1% per annum above the prime rate established by Bank One, N.A. In connection with the acquisition of the Acquired Properties, N'Tandem also assumed debt attributable to the six partial ownership interests.

In July 1999, the Trust acquired Longview. The purchase price paid for Longview was $1.8 million. In order to purchase Longview, N'Tandem borrowed $1,767,300 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A.

In September 1999, the Trust purchased Aztec Village and Village Park. Both Aztec Village and Village Park are located in Albuquerque, New Mexico. The aggregate purchase price for Aztec Village and Village Park was $11.3 million. To purchase Aztec Village and Village Park, the Trust borrowed $4,314,400 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A. Additionally, in connection with the acquisition of these communities the Trust assumed two promissory notes in the amounts of $3,199,300 for Aztec Village and $3,590,100 for Village Park, payable to Anchor National Life Insurance Company. The notes bear interest at 8.69% per annum and are due October 1, 2003. The notes are cross-collateralized by due real property.

Additionally, in September 1999, the Trust acquired Sea Pines, a manufactured home community containing 415 homesites located in Mobile, Alabama for $4 million. To purchase Sea Pines, the Trust borrowed $3,017,000 from Chateau at an annual interest rate equal to 1% per annum above the prime rate established by Bank One, N.A. Additionally, the Trust issued a promissory note in the amount of $1,100,000, payable to Compass Bank.

The Trust's principal long-term liquidity requirements will be the repayment of principal on its outstanding mortgage and unsecured debt and the acquisition of additional properties in connection with the Trust's Business Plan. At December 31, 1999, the Trust's total mortgage debt, including its proportionate share of joint venture debt, was approximately $13,987,400, consisting of $8,527,800 of fixed rate debt and $5,459,600 of variable rate debt. The average rate of interest on the fixed rate debt and variable rate debt was 8.72% and 9.01%, respectively, at December 31, 1999. The Trust and affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly. The Trust's total unsecured debt was $38,512,600, with an average variable rate of interest of 8.30%, at December 31, 1999.

On November 16, 1999, the Trust obtained a $20 million unsecured line of credit from US Bank. The line of credit has a term of two years and bears interest at LIBOR plus 100 bp. The line of credit is guaranteed by Chateau. At December 31, 1999 the Trust had $5 million available on the line of credit.

The Trust has obtained a commitment from a bank to provide $20 million of mortgage financing secured by 7 of the Trust's properties. The closing of the financing is dependent upon final approval from the lender.

The future sources of liquidity for the Trust will be provided from property operations, cash reserves and distributions from investments in joint ventures and limited partnerships. The Trust expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses advisory fees, debt service, and distributions to shareholders, from cash flow provided from property operations and distributions from investments in joint ventures and limited partnerships. The Trust intends to fund the repayment of its mortgage debt with equity or other debt financings, including public financings. In addition, future acquisitions of properties will be funded through investments by Chateau or by other third parties in the Trust or with equity or other debt financings, including public financings. The availability of such investments or such financings will influence the Trust's decision to proceed with, and the pace of, future acquisition activities.

Inflation
---------

All of the leases or terms of residents' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Trust to seek market rentals upon reletting the sites.
Such leases generally minimize the risk to the Trust of any adverse effect of inflation.

Year 2000 Compliance
--------------------

The Trust had all systems appropriately modified to be compliant for the year 2000 and, following the date change to the year 2000, has not experienced any material impact on its financial condition or operations.

Item 7.  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report:

                                                                            Page
                                                                            ----

Report of Independent Accountants                                             14

Balance Sheet as of December 31, 1999                                         15

Statements of Operations for the Years Ended
 December 31, 1999 and 1998                                                   16

Statements of Shareholders' Equity for
 the Years Ended December 31, 1999 and 1998                                   17

Statements of Cash Flows for the Years Ended
 December 31, 1999 and 1998                                                   18

Notes to Financial Statements                                                 19

                       Report of Independent Accountants

To the Shareholders and Trustees of N'Tandem Trust:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of N'Tandem Trust (the "Trust"), at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Denver, Colorado
March 23, 2000

                                N'TANDEM TRUST
                          CONSOLIDATED BALANCE SHEET


ASSETS                                                                                  December 31, 1999
------                                                                                  -----------------
Property held for investment, net                                                       $      43,608,900
Investments in joint ventures and limited partnerships                                          5,409,800
Cash and cash equivalents                                                                         612,700
Deferred financing costs, net                                                                     247,400
Other assets                                                                                      851,900
                                                                                        -----------------
Total Assets                                                                            $      50,730,700
                                                                                        =================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
   Mortgage notes payable                                                               $       8,823,600
   Line of credit                                                                              15,000,000
   Note payable to affiliate                                                                   23,512,600
   Accounts payable                                                                                11,400
   Accrued expenses                                                                               728,000
   Other liabilities                                                                            1,930,500
   Due to general partners and affiliates                                                         229,900
                                                                                        -----------------
Total Liabilities                                                                              50,236,000
                                                                                        -----------------
Commitments and Contingencies (Note 9)

Shareholders' Equity:
   Preferred shares of beneficial interest, $0.01 par value; unlimited
   shares authorized; 98,073 shares issued and outstanding                                      2,121,700
   Common shares of beneficial interest, $0.01 par value; unlimited
   shares authorized; 109,308 shares issued and outstanding                                     2,401,400
   Dividends in excess of accumulated earnings                                                 (4,028,400)
                                                                                        -----------------
Total Shareholders' Equity                                                                        494,700
                                                                                        -----------------
Total Liabilities and Shareholders' Equity                                                   $ 50,730,700
                                                                                        =================

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                                         For the Year Ended December 31,
                                                                  --------------------------------------
                                                                     1999                      1998
                                                                  ------------              ------------
REVENUES
--------
Rent and Utilities                                                $ 4,615,100               $ 1,703,300
Equity in earnings (losses) of joint ventures and limited
   partnerships                                                       (52,200)                  (27,800)
Other                                                                 197,800                    24,400
                                                                  ------------              ------------
                                                                    4,760,700                 1,699,900
                                                                  ------------              ------------

COSTS AND EXPENSES
------------------
Property operating expenses                                         2,209,300                   822,700
Interest                                                            2,534,700                   652,000
Depreciation                                                        1,230,400                   349,300
Advisory fee                                                          346,700                   147,100
General and administrative:
   Related parties                                                     14,100                    28,800
   Other                                                              232,800                    64,000
                                                                  -----------               ------------
                                                                    6,568,000                 2,063,900
                                                                  -----------               ------------
Net loss                                                          $(1,807,300)              $  (364,000)
                                                                  -----------               ------------
Preferred dividends Paid                                          $  (147,100)              $  (147,100)
                                                                  -----------               ------------
Net loss attributable to common shares                            $(1,954,400)              $  (511,100)
                                                                  ============              ============
Basic and diluted loss per common share                           $    (17.88)              $     (4.88)
                                                                  ============              ============
Dividends per common share                                         $      1.50              $       1.50
                                                                  ============              ============

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                  Dividends in
                                                                                    Excess of
                                           Preferred           Common              Accumulated
                                            Shares             Shares               Earnings               Total
                                          -----------          -----------         -------------         -----------
Balance at
December 31, 1997                         $ 2,121,700          $ 1,922,900         $ (1,252,600)         $ 2,792,000
Shares issued in
connection with acquisitions                                       478,500                                   478,500

Net Loss                                                                               (364,000)            (364,000)
Dividends preferred                                                                    (147,100)            (147,100)
Dividends common                                                                       (146,300)            (146,300)
                                          -----------          -----------         -------------         -----------
Balance at
December 31, 1998                         $ 2,121,700          $ 2,401,400         $ (1,910,000)         $ 2,613,100
Net Loss                                                                             (1,807,300)          (1,807,300)
Dividends preferred                                                                    (147,100)            (147,100)
Dividends common                                                                       (164,000)            (164,000)
                                          -----------          -----------         -------------         -----------
Balance at
December 31, 1999                         $ 2,121,700          $ 2,401,400         $ (4,028,400)           $ 494,700
                                          ===========          ===========         =============         ===========

                See accompanying notes to financial statements.

                                N'TANDEM TRUST

              CONSOLIDATED STATEMENTS OF STATEMENTS OF CASH FLOWS
              ---------------------------------------------------

                                                                                   For the Year Ended December 31,
                                                                                --------------------------------------
                                                                                   1999                      1998
                                                                                ------------               -----------
Cash flows from operating activities:
Net income                                                                     $ (1,807,300)               $ (364,000)
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation                                                                   1,230,400                   349,300
   Equity in (earnings) losses of joint ventures
      and limited partnerships                                                       52,200                    27,800
   Joint ventures' cash distributions                                               (52,200)                  (27,800)
   Amortization of deferred financing costs                                          24,800                    11,100
   Changes in operating assets and liabilities:
     Increase in other assets                                                      (105,100)                 (367,200)
     Increase in accounts payable                                                     4,400                     1,200
     Increase in accrued expenses                                                   101,600                   593,200
     Increase in other liabilities                                                   54,600                   171,600
     Increase in due to advisor and affiliates                                      549,500                   250,300
                                                                                ------------               -----------
Net cash (used in) provided by operating activities                                  52,900                   645,500
Cash flows from investing activities:
   Increase in property held for investment                                     (29,533,200)              (11,591,300)
   Costs associated with potential acquisitions                                    (283,000)
   Increase in investment in joint ventures' and limited partnerships'           (4,749,500)                        -
   Joint Ventures' and limited partnerships' cash distributions                     146,300                    52,700
                                                                                ------------               -----------
Net cash used in investing activities                                           (34,419,400)              (11,538,600)
                                                                                ------------               -----------
Cash flows from financing activities:
   Issuance of common shares                                                              -                   478,500
   Dividends paid                                                                  (311,100)                 (293,400)
   Proceeds from note due to Chateau                                             23,597,700                10,651,500
   Proceeds from note payable                                                     7,632,900                         -
   Proceeds from Line of Credit                                                  15,000,000                         -
   Loan origination fees                                                           (230,000)                        -
   Repayment of note due to Chateau                                             (10,736,600)                        -
                                                                                ------------               -----------

Net cash provided by financing activities                                        34,952,900                10,836,600
                                                                                ------------               -----------
Net increase (decrease) in cash and cash equivalents                                586,400                   (56,500)
                                                                                ------------               -----------
Cash and cash equivalents at beginning of year                                       26,300                    82,800
                                                                                ------------               -----------

Cash and cash equivalents at end of year                                          $ 612,700                  $ 26,300
                                                                                ============               ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for Interest (non capitalized)                     $ 2,534,700                  $ 219,350
                                                                                ============                ==========



                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  THE TRUST AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------

The Trust
---------

N'Tandem Trust, an unincorporated California business trust (the "Trust"), was formed in November 1991 for the purpose of acquiring, managing and selling existing manufactured home communities. The Advisor of the Trust is The Windsor Corporation, a California corporation (the "Advisor"). In September 1999, Chateau Communities, Inc., a publicly traded real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of the Advisor.

The Trust was funded through a public offering of common and preferred shares which commenced in April 1992 and terminated in April 1993.

On October 23, 1998, at the 1998 Annual Meeting of Shareholders, the Trust's shareholders approved, among other things, (i) the conversion of the Trust from a finite-life entity to an infinite-life entity; and (ii) the amendment and restatement of the Trust's Declaration of Trust (the "Amended Declaration") and the adoption of By-laws for the Trust (collectively, the "Organizational Amendments"). The principal purposes of the Organizational Amendments were to convert the Trust from a finite-life entity to an infinite-life entity and to remove various restrictions, limitations and other requirements contained in the Trust's previous Declaration of Trust which are not typically found in the more modern organizational documents of leading REITs. The Amended Declaration also provided for changing the name of the Trust from "Windsor Real Estate Investment Trust 8" to "N'Tandem Trust."

As a result of the approval of the Organizational Amendments, the Trust now intends to move forward with certain transactions and to effect certain changes including the following: (i) the Trust will complete its restructuring as an "umbrella partnership" REIT in order to facilitate tax-free and/or tax-deferred acquisitions of additional properties, (ii) the Trust will begin implementing a growth-oriented business plan (the "Business Plan") intended to cause the Trust to attain greater size and asset diversity; and (iii) if successful in the implementation of the Business Plan, the Trust anticipates that it will seek to list the Common Shares on a national securities exchange or NASDAQ and, if deemed appropriate, raise additional capital through an underwritten public offering or a private placement of Common Shares or other securities of the Trust.

The Trust's current portfolio of properties is comprised of a 100 percent ownership interest in 12 manufactured home community properties and percentage ownership in seven other manufactured home community properties. The Trust believes that significant opportunities exist to acquire additional properties that fit the investment objectives and guidelines set forth in its Business Plan. The Trust anticipates that it will focus on acquisitions where the Trust believes there is substantial opportunity to improve operational and financial results or where for some reason, because of poor management or otherwise, a property is operating substantially below its potential.

Additionally, Chateau has announced that the Trust will be a primary vehicle through which Chateau will make investments in manufactured home communities that do not fit the core asset type typical of the existing Chateau portfolio, which is characterized by large, stable, institutional-quality, full amenitized properties. The Trust employs higher levels of leverage than Chateau and focuses primarily on "lower profile assets," meaning properties that (i) are typically not part of a portfolio of manufactured housing community properties;
(ii) are located in tertiary demographic and geographic markets; (iii) are not managed by a nationally known manufactured home community operator; (iv) may be managed by an on-site owner who lives at the property; and (v) may be smaller and are likely to have fewer amenities and a greater proportion of single-wide homes than the typical Chateau community. The Trust believes that its affiliation with Chateau will benefit the Trust by providing it with access to Chateau's national organization, management team and investment and management philosophies. Through its affiliation with Chateau, the Trust believes that it will be exposed to a wider range of acquisition opportunities as a result of Chateau's national organization and knowledge of the manufactured housing community industry and will benefit from Chateau's expertise in effectively and efficiently managing properties.

Principles of Consolidation
---------------------------

The accompanying financials statements include the accounts of the Trust and its wholly owned subsidiaries.

Property Held for Investment
----------------------------

Property held for investment is carried at cost unless facts and circumstances indicate that the carrying value of the property may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual property to its carrying value. If such cash flows are less than the property's carrying value, the carrying value of the project is written down to its estimated fair value. No such writedowns were recorded for the years ended December 31, 1999 or 1998.

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

In May of 1999, the Trust acquired South Pointe Village, a 282-site manufactured home community located in Albuquerque, New Mexico, for $6,200,000.

In June of 1999, the Trust acquired one manufactured home community and ownership interests in six other manufactured home communities from Windsor Park Properties 4, A California Limited Partnership, for $8,509,900.

In July 1999, the Trust purchased Longview, a manufactured home community containing 90 sites located in Albuquerque, New Mexico. The purchase price was $1.8 million. In order to purchase the community, the Trust borrowed $1,767,300 from Chateau at a rate of prime plus one percent per annum.

In September 1999, the Trust purchased two manufactured home communities, Aztec Village, containing 163 homesites, and Village Park, containing 180 homesites, both located in Albuquerque, New Mexico. The aggregate purchase price for Aztec Village and Village Park was $11.3 million.

Additionally, in September 1999, the Trust purchased Sea Pines, a manufactured home community containing 415 homesites, located in Mobile, Alabama, for $4 million.

The following unaudited pro forma income statement information has been prepared as if the significant acquisitions made in 1999 had occurred on January 1, 1998. The pro forma income statement is not indicative of the results which actually would have occurred if these acquisitions had been consummated on January 1, 1998.

                                                                    1999                           1998
                                                             --------------------           --------------------
Revenues                                                             $ 7,101,300                    $ 5,673,400
                                                             ====================           ====================

Total Expenses                                                      $ 10,164,400                    $ 8,132,200
                                                             ====================           ====================

Net loss attributable to common shares                              $ (3,210,100)                   $(2,605,900)
                                                             ====================           ====================

Basic and diluted loss per common share                             $     (29.37)                   $    (24.90)
                                                             ====================           ====================

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

Income Taxes
------------

The Trust operates in a manner intended to enable it to qualify as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 95% of its investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Trust intends to continue to qualify and to distribute substantially all of its taxable income to its shareholders. Therefore, no provision for Federal income taxes is required.

Basic and Diluted Loss per Common Share
---------------------------------------

Basic and diluted loss per common share calculated is based on the weighted average number of common shares outstanding during the year and income available to the common shareholders. Basic and diluted earnings per common share are the same, as the Trust has no dilutive securities. The weighted average number of common shares outstanding during the years ended December 31, 1999 and 1998 was 109,308 and 104,641, respectively.

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

Reclassifications
-----------------

Certain reclassifications of prior year information have been made to conform with current year presentation.

NOTE 2.  AMENDED AND RESTATED DECLARATION OF TRUST
         -----------------------------------------

In accordance with the Amended and Restated Declaration of Trust, no shareholder shall be personally liable for any liabilities, debts or obligations of, or claims against the Trust. The number of common and preferred shares outstanding at December 31, 1999 was 109,308 and 98,073, which represented capital contributions of $2,732,725 and $2,451,825, respectively.

The Advisor is entitled to receive from the Trust various fees and compensation which are summarized as follows:

Operational Stage
-----------------

For management of the Trust's business, the Advisor earns an advisory fee of 1% of invested assets and .5% of uninvested assets. The fee is subject to limitation if the Trust's total operating expenses (as defined) exceed the greater of 2% of the Trust's average invested assets or 25% of the Trust's net income. The fee is also subordinated to preferred shareholders receiving a minimum of 6% and maximum of 7% annual cumulative dividend, and to common shareholders receiving a 6% annual noncumulative dividend. Advisory fees of $346,700 and $147,100 were accrued during the years ended December 31, 1999 and 1998, respectively. In 1999, the Trust paid $558,200 of accrued advisory fees.

The Trust reimburses the Advisor for certain direct expenses and employee, executive and administrative time which are incurred on the Trust's behalf. The Trust was charged $14,100 and $28,800 for such costs during the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999, the Trust owed the Advisor $229,900 for advisory fees and other operating expenses and $187,300 to Chateau for interest on the secured and unsecured notes.

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

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of 12 manufactured home communities summarized as follows:

Name of Property                            Date Acquired                   Location
----------------                            -------------                   --------
West Star                                   January 15, 1993                Tucson, Arizona
El Frontier                                 February 18, 1994               Tucson, Arizona
Woodland Hills                              March 30, 1998                  Montgomery, Alabama
St. Clement's Crossing                      November 30, 1998               Lexington, Maryland
Suburban                                    December 2, 1998                Lexington, Maryland
Lexington                                   December 2, 1998                Lexington, Maryland
South Pointe Village                        May 11, 1999                    Albuquerque, New Mexico
Sunset Vista                                June 30, 1999                   Magna, Utah
Longview                                    July 1, 1999                    Albuquerque, New Mexico
Aztec Village                               September 15, 1999              Albuquerque, New Mexico
Village Park                                September 15, 1999              Albuquerque, New Mexico
Sea Pines                                   September 30, 1999              Mobile, Alabama

                                                                                          December 31, 1999
                                                                            --------------------------------

Land                                                                                            $ 8,948,600
Buildings and improvements                                                                       36,495,700
Construction in progress                                                                            102,900
Fixtures and equipment                                                                              306,100
                                                                            --------------------------------

                                                                                                 45,853,300
Less accumulated depreciation                                                                    (2,244,400)
                                                                            --------------------------------

                                                                                               $ 43,608,900
                                                                            ================================


NOTE 4.  INVESTMENT IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         -----------------------------------------------------

The Trust's investments in joint ventures and limited partnerships consist of interests in seven manufactured home communities at December 31, 1999.

The combined condensed financial position and results of operations of the joint ventures and limited partnerships are as follows:

Financial Position:                                                                     December 31, 1999
------------------                                                                      -----------------
Property held for investment, net                                                            $ 19,908,400
Cash                                                                                              275,000
Other assets                                                                                      393,800
                                                                                        -----------------
Total assets                                                                                 $ 20,577,200
                                                                                        ==================
Mortgage notes payable                                                                       $ 10,923,400
Other liabilities                                                                                 376,600
                                                                                        -----------------
Total liabilities                                                                              11,300,000
Partners' equity                                                                                9,277,200
                                                                                        -----------------
Total Liabilities and Partners' Equity                                                       $ 20,577,200
                                                                                        =================


                                                                 For the Year Ended December 31,
                                                                ---------------------------------------
Results of Operations                                               1999                        1998
                                                                -----------                 -----------
Property revenues                                               $ 4,138,300                 $ 1,211,000
                                                                -----------                 -----------
Expenses:
   Property operating                                             2,029,000                     690,000
   Interest                                                         980,900                     436,000
   Depreciation                                                     835,000                     280,400
   General and Administrative                                        27,600                           -
                                                                -----------                 -----------
                                                                  3,782,500                   1,406,400
                                                                -----------                 -----------
Net income                                                      $   265,800                 $  (195,400)
                                                                ===========                 ===========

NOTE 5. NOTES PAYABLE AND OTHER LIABILITIES
        -----------------------------------

Mortgage notes payable consists of the following at December 31, 1999:



                                                Principal              Interest Rate at
Property                                       Outstanding             December 31, 1999         Maturity
Weststar/El Frontier                                $2,050,000              9.07%                  2002
Aztec Village                                        3,191,900              8.69%                  2003
Village Park                                         3,581,700              8.68%                  2003
                                            -------------------
                                                    $8,823,600
                                            ===================

Unsecured debt consists of the following at December 31, 1999:

                                                Principal              Interest Rate at
                                                Outstanding            December 31, 1999         Maturity

Unsecured notes to Chateau                         $23,512,600              9.25%                  2001
Line of Credit                                      15,000,000              6.80%                  2001
                                            -------------------
                                                   $38,512,600
                                            ===================

Included in other liabilities are the deferred payments incurred during the 1998 and 1999 acquisitions. In 1998, $350,000 was incurred in the acquisition of St. Clement's Crossing (f/k/a Southern), to be paid over the next four years and $500,000 was incurred in the Lexington acquisition to be paid upon completion of certain obligations relating to the management of the Lexington properties. In 1999, the Trust paid $50,000 of the St. Clement's Crossing obligation. In 1999, $854,200 was incurred in the Sea Pines acquisition, to be paid in six consecutive annual installments as follows: the first five payments shall be in the amount of $200,000 and the sixth payment shall be in the amount of $100,000. The first installment is payable on September 30, 2000, and each successive installment shall be payable on the same day of each consecutive year thereafter until paid in full. For the year ended December 31, 1999, interest expense of $10,700 was recorded on this note utilizing a 9% interest rate.

On November 16, 1999, the Trust obtained a $20 million unsecured line of credit from US Bank. The loan is for two years and bears interest at LIBOR plus 100 bp. The loan is guaranteed by Chateau. The proceeds from the line of credit were used to repay Chateau.

NOTE 6.  COMMON AND PREFERRED SHARES
         ---------------------------

Common Shares and Preferred Shares receive distributions of cash from operations when and as declared by the Trustees. The Trustees are required to declare a Preferred Share dividend on the Preferred Shares annually, equal to between 6% and 7% of the per share original offering price of the Preferred Shares, as adjusted for prior distributions. Once the annual Preferred Share Dividend Preference is declared and paid, the Trustees may declare annually, in their discretion, a Common Share dividend which may not exceed the amount of the Preferred Share dividend for such year. Any distributions in excess of the above amounts are required to be distributed pro rata among the Preferred Shares and the Common Shares as a single class. The preferred dividend rate, as established by the Board of Trustees, was 6% for both of the years ended December 31, 1999 and 1998.

For federal income tax purposes, earnings and profits of the Trust will be allocated to preferred and common shareholders in accordance with their dividend priorities. Accordingly, taxable income is first allocated to preferred shareholders to the extent of their dividend priority.

NOTE 7.  STOCK OPTION PLAN
         -----------------

During 1998, the Trust adopted an Equity Compensation Plan, which allows for the grant of incentive stock options, non-qualified stock options, restricted shares and dividend equivalent rights. For the years ended December 31, 1999 and 1998, 18,738 and 2,000, respectively, options were granted, none were exercised, and none were forfeited. The options vest after one year and have an exercise price of $25, which approximated fair market value at the grant date. The pro forma effects of the grants, under SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123") are immaterial to net income. As permitted by SFAS 123, the Trust elected to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock option plan. No compensation expense was recognized for the years ended December 31, 1999 and 1998.

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash equivalents, receivables, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments. The mortgage notes payable bear interest at a variable rate indexed to either Treasury Bills, LIBOR; or Prime; therefore, the Advisor believes the carrying values of the notes approximate fair value.

NOTE 9.  CONTINGENCIES
         -------------

The Trust, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Company, nor does management believe it will have a material impact in the future.

NOTE 10.  RELATED PARTY TRANSACTIONS
          ------------------------

Chateau and/or its predecessor have been providing property management services to the Trust since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $193,900 and $80,000 for the years ended December 31, 1999 and 1998, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Trust and then reimbursed by the Trust. These amounts were $461,400 and $203,300 for the years ended December 31, 1999 and 1999, respectively.

Chateau guarantees the Trust's $20 million unsecured line of credit with US Bank. Chateau received an origination fee of $150,000 and receives a monthly guarantee fee equal to 25 basis points of the outstanding loan balance. Interest expense of $3,100 was recorded in 1999, related to the guarantee fee.

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


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     -------------------------------------------------

Information regarding the Trustees of the Trust appears in the Trust's proxy statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference. As of March 30, 2000, the Trust did not have any employees.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears in the Trust's proxy statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

Information regarding compensation the Trustees of the Trust appears in the Trust's proxy statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The table of beneficial ownership of the Trust appears in the Trust's proxy statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Information regarding certain relationships and related transactions appears in the Trust's proxy statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

  (a)  Exhibits and Index of Exhibits

Exhibit
-------                                                                                                   Page
Number                                                Description                                         Number
------                                                -----------                                         ------
             3.1  Amended and Restated Declaration of Trust*
             3.2  By-laws of the Trust**
            10.1  1998 Equity Compensation Plan***
            10.2  Investment Agreement by and between Windsor Real Estate Investment Trust 8 and
                  Chateau Communities, Inc.****
             21.  List of Subsidiaries                                                                            31
             27.  Financial Data Schedule                                                                         32



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


  (b)  Reports on Form 8-K

     The Trust filed on September 27,1999 a Current Report on Form 8-K, dated September 15, 1999, reporting the acquisition of Aztec Village and Village Park manufactured home communities, located in Albuquerque, New Mexico. On October 28, 1999, the Trust filed on Form 8-K/A the financial statements relating to the acquisitions reported on the Form 8-K, dated September 15, 1998.

     The financial statements filed were as follows:

     Historical Summary of Revenues and Direct Operating Expenses for Aztec Village Manufactured Home Community for the year ended December 31, 1998 (Audited) and for the six months ended June 30, 1999 (Unaudited).

     Historical Summary of Revenues and Direct Operating Expenses for Village Park Manufactured Home Community for the year ended December 31, 1998 (Audited) and for the six months ended June 30, 1999 (Unaudited).

     The pro forma financial statements filed were as follows:

     Pro Forma Condensed Statements of Operations of the Trust for the six months ended June 30, 1999 and for the year ended December 31, 1998 (Unaudited).

     Pro Forma Condensed Balance Sheet of the Trust as of June 30, 1998 (Unaudited).

     The Trust filed on October 13, 1999 a Current Report on form 8-K, dated September 30, 1999, reporting the acquisition of Sea Pines manufactured home community, located in Mobile, Alabama. On November 10, 1999, the Trust filed on Form 8-K/A the financial statements relating to the acquisitions reported on the Form 8-K, dated September 30, 1999.

     The financial statements filed were as follows:

     Historical Summary of Revenues and Direct Operating Expenses for Sea Pines Manufactured Home Community for the year ended December 31, 1998 (Audited) and for the six months ended June 30, 1999 (Unaudited).

     The pro forma financial statements were as follows:

     Pro Forma Condensed Statements of Operations of the Trust for the six months ended June 30, 1999 and for the year ended December 31, 1999 (Unaudited).

     Pro Forma Condensed Balance Sheet of the Trust as of June 30, 1999 (Unaudited).

                                 SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2000.


                                 N'TANDEM TRUST



                By:           /s/ Gary P. McDaniel
                          ---------------------------------------------
                                GARY P. MCDANIEL
                                    Trustee

Date:  March 30, 2000

                                 Exhibit Index

Exhibit                                                                                                   Page
-------                                               Description                                         Number
Number                                               ------------                                        ------
------
             3.1  Amended and Restated Declaration of Trust*
             3.2  By-laws of the Trust**
            10.1  1998 Equity Compensation Plan***
            10.2  Investment Agreement by and between Windsor Real Estate Investment Trust 8 and
                  Chateau Communities, Inc.****
             21.  List of Subsidiaries                                                                            31
             27.  Financial Data Schedule                                                                         32

_____________________

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