Form 10QSB
period 2000-03-31
N TANDEM TRUST
filed 2000-05-15
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2000
                                             ------------------


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from ____________ to ____________


                  Commission file number:    000-21470
                                         -----------------


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



                                 303) 741-3707
                    --------------------------------------
                          (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  ( )
     ---         ---

At May 1, 2000, the issuer had 109,308 Common Shares of Beneficial Interest and 98,073 Preferred Shares of Beneficial Interest outstanding.

Transitional small business disclosure format (check one): Yes [  ]  No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                         Page
                                                                         ----

Item 1.    Financial Statements                                            2

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9

                                     PART II
                                     -------

Item 3.    Legal Proceedings                                              12

Item 6.    Exhibits and Reports on Form 8-K                               13

           SIGNATURE                                                      14

                                    PART I
                                    ------

     Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements for purposes of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of N'Tandem Trust to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.  Financial Statements
-------

                                N'TANDEM TRUST
                                --------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------

ASSETS                                                                                     March 31, 2000
------                                                                                     --------------
Property held for investment, net                                                            $ 43,321,800
Investments in joint ventures and limited partnerships                                          5,262,800
Cash and cash equivalents                                                                         807,000
Restricted cash                                                                                   708,100
Deferred financing costs, net                                                                     829,300
Other assets                                                                                      790,300
                                                                                           --------------
Total Assets                                                                                 $ 51,719,300
                                                                                           ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
   Mortgage notes payable                                                                    $ 27,057,600
   Line of credit                                                                               2,170,100
   Note payable to Chateau Communities, Inc.                                                   19,972,400
   Accounts payable                                                                                11,400
   Accrued expenses                                                                               421,300
   Other liabilities                                                                            1,884,600
   Due to general partners and affiliates                                                         620,500
                                                                                           --------------
Total Liabilities                                                                              52,137,900
                                                                                           --------------
Shareholders' Equity (Deficit):
   Preferred shares of beneficial interest, $0.01 par value; unlimited
      Shares authorized; 98,073 shares issued and outstanding                                   2,158,500
   Common shares of beneficial interest, $0.01 par value; unlimited
      Shares authorized; 109,308 shares issued and outstanding                                  1,529,100
   Dividends in excess of accumulated earnings                                                 (4,106,200)
                                                                                           --------------
Total Shareholders' Deficit                                                                      (418,600)
                                                                                           --------------
Total Liabilities and Shareholders' Deficit                                                  $ 51,719,300
                                                                                           ==============


              See accompanying notes to the financial statements.

                                N'TANDEM TRUST
                                --------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------



                                                                     Three Months Ended March 31,
                                                                  -----------------------------------
                                                                      2000                     1999
                                                                  -----------               ---------
REVENUES
--------
Rent and utilities                                                $ 1,779,100               $ 734,600
Equity in earnings (losses) of joint ventures and limited
   partnerships                                                       (34,700)                 (8,300)
Other                                                                  55,500                  38,300
                                                                  -----------               ---------
                                                                    1,799,900                 764,600
                                                                  -----------               ---------
COSTS AND EXPENSES
------------------
Property operating expenses                                           840,600                 396,900
Interest                                                            1,138,700                 301,500
Depreciation                                                          482,800                 159,200
Advisory fee                                                          138,500                  49,100
General and administrative:
   Related parties                                                          -                   7,900
   Other                                                               34,800                  13,100
                                                                  -----------               ---------
                                                                    2,635,400                 927,700
                                                                  -----------               ---------
Net loss                                                          $  (835,500)              $(163,100)
                                                                  -----------               ---------
Preferred dividends paid                                          $   (36,800)              $ (36,800)
                                                                  -----------               ---------
Net loss attributable to common shares                            $  (872,300)              $(199,900)
                                                                  ===========               =========
Basic and diluted loss per common share                           $     (7.98)              $   (1.83)
                                                                  ===========               =========
Dividends per common share                                        $      0.38               $    0.38
                                                                  ===========               =========

              See accompanying notes to the financial statements.

                                N'TANDEM TRUST
                                --------------
              CONSOLIDATED STATEMENTS OF STATEMENTS OF CASH FLOWS
              ---------------------------------------------------


                                                                                      Three Months Ended March 31,
                                                                                 ------------------------------------
                                                                                    2000                      1999
                                                                                 ----------                ----------
Cash flows from operating activities:
Net income                                                                       $ (835,500)               $ (163,100)
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation                                                                     482,800                   159,200
   Equity in (earnings) losses of joint ventures
      and limited partnerships                                                       34,700                     8,300
   Joint ventures' cash distributions                                               (34,700)                   (8,300)
   Amortization of deferred financing costs                                          27,500                     3,000
   Changes in operating assets and liabilities:
     Increase in other assets                                                       (74,500)                   (4,300)
     Decrease in accounts payable                                                         -                    (7,000)
     (Decrease) increase in accrued expenses                                       (119,400)                  262,000
     Decrease in other liabilities                                                  (45,900)                   (1,300)
     Increase in due to advisor and affiliates                                      203,300                    97,500
                                                                                 ----------                ----------
Net cash (used in) provided by operating activities                                (361,700)                  346,000
                                                                                 ----------                ----------
Cash flows from investing activities:
   Increase in property held for investment                                        (195,700)                 (153,600)
   Increase in escrow accounts                                                     (572,000)                        -
   Joint ventures' and limited partnerships' cash distributions                     147,000                    10,700
                                                                                 ----------                ----------
Net cash used in investing activities                                              (620,700)                 (142,900)
                                                                                 ----------                ----------
Cash flows from financing activities:
   Dividends paid                                                                   (77,800)                  (77,800)
   Proceeds from mortgages  payable                                              20,300,000                         -
   Proceeds from line of credit                                                   4,400,000
   Repayment from line of credit                                                (17,229,900)                        -
   Principal payments                                                            (2,066,000)
   Loan origination fees                                                           (609,400)                        -
   Repayment of note due to Chateau Communities, Inc.                            (3,540,200)                        -
                                                                                 ----------                ----------
Net cash provided by (used in) financing activities                               1,176,700                   (77,800)
                                                                                 ----------                ----------
Net increase (decrease) in cash and cash equivalents                                194,300                   125,300

Cash and cash equivalents at beginning of period                                    612,700                    26,300
                                                                                 ----------                ----------
Cash and cash equivalents at end of period                                       $  807,000                $  151,600
                                                                                 ==========                ==========

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  THE TRUST
         ---------

N'Tandem Trust, an unincorporated business trust (the "Trust"), was formed in November 1991 under the laws of the State of California. The Trust was organized to invest in existing, substantially developed and occupied manufactured home communities. The sponsor and advisor of the Trust is The Windsor Corporation, a California corporation (the "Advisor"). The Trust was funded through a public offering of common shares of beneficial interest (the "Common Shares") and preferred shares of beneficial interest, which commenced in April 1992 and terminated in April 1993. At March 31, 2000, the Trust's portfolio was comprised of twelve wholly-owned and seven partially-owned manufactured home communities located in seven states.

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

As a result of the approval of the Organizational Amendments, the Trust now intends to move forward with certain transactions and to effect certain changes including the following: (i) the Trust will complete its restructuring as an "umbrella partnership" REIT in order to facilitate tax-free and/or tax-deferred acquisitions of additional properties, (ii) the Trust will continue implementing a growth-oriented business plan (the "Business Plan") intended to cause the Trust to attain greater size and asset diversity; and (iii) if successful in the implementation of the Business Plan, the Trust anticipates that it will seek to list the Common Shares on a national securities exchange or NASDAQ and, if deemed appropriate, raise additional capital through underwritten public offerings and private offerings of the Common Shares or other securities of the Trust.

Additionally, Chateau Communities, Inc., a publicly traded REIT which is one of the largest owner/operators of manufactured home communities in the United States ("Chateau"), has announced that the Trust will be a primary vehicle through which Chateau will make investments in manufactured home communities that do not fit the core asset type typical of the existing Chateau portfolio, which is characterized by large, stable, institutional-quality, full amenitized properties. The Trust will employ higher levels of leverage than Chateau and will focus primarily on "lower profile assets," meaning properties that (i) are typically not part of a portfolio of manufactured housing community properties;
(ii) are located in tertiary demographic and geographic markets; (iii) are not managed by a nationally known manufactured home community operator; (iv) may be smaller and are likely to have fewer amenities; and (v) have a greater proportion of single-section homes than the typical Chateau community. The Trust believes that its affiliation with Chateau will benefit the Trust by providing it with access to Chateau's national organization, management team and investment and management philosophies. Through its affiliation with Chateau, the Trust believes that it will be exposed to a wider range of acquisition opportunities as a result of Chateau's national organization and knowledge of the manufactured housing community industry and will benefit from Chateau's expertise in effectively and efficiently managing properties. At March 31, 2000, Chateau held 9.8% of the Trust's outstanding shares.


The Trust believes that significant opportunities exist to acquire additional properties that fit the investment objectives and guidelines set forth in its Business Plan. During 1999, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired six wholly-owned manufactured home communities and partial ownership interests in six other manufactured home communities (together, the "1999 Acquisitions"). In addition, the Trust has negotiated to acquire, in separate transactions, the manufactured home communities and joint venture interests of Windsor Park Properties 3, A California Limited Partnership ("Windsor 3"), and Windsor Park Properties 6, A California Limited Partnership ("Windsor 6"). On March 22, 2000, separate consent solicitation statements describing the respective terms of each of the proposed acquisitions (the "Proposed Transactions") were sent to the limited partners of Windsor 3 and Windsor 6. The consummation of each of the proposed acquisitions is subject to the satisfaction of several conditions, including the separate approval of a majority-in-interest of the respective limited partners of Windsor 3 and Windsor 6. On April 28, 2000, the Proposed Transactions were approved by the limited partners in each of Windsor 3 and Windsor 6. It is anticipated that the Proposed Transactions will close around May 31, 2000 and that liquidating distributions will be paid to the limited partners around June 30, 2000. The purchase price for the assets of each of Windsor 3 and Windsor 6 will be paid by the Trust in cash. It is anticipated that all of the funds required by the Trust to complete the proposed acquisitions will be supplied by Chateau in exchange for the issuance by the Trust of an unsecured promissory note. Pursuant to the terms of the proposed acquisitions, this promissory note will be in a principal amount of $16,926,700 and will bear interest at an annual rate of 1% per annum above the prime rate established by Bank One, N.A.

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

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 2000 and the related statements of operations for the three months ended March 31, 2000 and 1999 and the statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Trust's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1999.

Certain reclassifications of prior year information have been made to conform with current year presentation.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Trust's investments in joint ventures and limited partnerships consist of interests in seven and three manufactured home communities at March 31, 2000 and 1999, respectively. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 2000 and 1999 are as follows:



Results of Operations                                           2000                        1999
                                                       -----------------------     -----------------------
Property revenues                                      $             1,090,600     $               315,600
                                                       -----------------------     -----------------------
Expenses:
   Property operating                                                  555,000                     181,000
   Interest                                                            252,700                     100,400
   Depreciation                                                        210,300                      70,200
   General and Administrative                                            2,100                       2,100
                                                       -----------------------     -----------------------
                                                                     1,020,100                     353,700
                                                       -----------------------     -----------------------
Net income (loss)                                      $                70,500     $               (38,100)
                                                       =======================     =======================

NOTE 5.  BASIC AND DILUTED LOSS PER COMMON SHARE
         ---------------------------------------

Basic and diluted loss per Common Share is calculated and based on the weighted average number of Common Shares outstanding during the period and income or loss available to the holders of Common Shares. The weighted average number of Common Shares outstanding during the three months ended March 31, 2000 and 1999 was 109,308.

NOTE 6.  DEBT
         ----

The following table sets forth certain information regarding the Trust's outstanding indebtedness at March 31, 2000.



                                      Interest    Maturity          Principal
                                        Rate        Date             Balance
                                    ---------------------------------------------
Mortgage notes                         8.69%        2003      $         6,757,600
                                       8.56%        2005               20,300,000
Promissory note                        8.75%        2006                  864,800(1)
Line of credit                         7.12%        2001                2,170,100
Unsecured notes to Chateau            10.00%        2001               19,972,400
                                                              -------------------

                                                              $        50,064,900
                                                              ===================

----------------------------------
(1) Amount included in other liabilities

On March 31, 2000, the Trust obtained $20.3 million of mortgage financing from SunAmerica Life Insurance Company ("SunAmerica") secured by seven of the Trust's wholly-owned properties. The loans bear interest at 8.56% and mature on March 31, 2005. Escrow reserves of $626,600 were established with SunAmerica as part of the financing, including a $250,000 holdback for South Pointe Village to be released upon the attainment of certain operating results by the end of 2000 and a $322,000 capital improvement escrow for the

South Pointe Village property which will be released upon completion of certain improvements, expected to be completed by the end of 2000. The net proceeds from the financing were used to pay down $17.2 million on the Trust's line of credit and pay off an existing mortgage of $2,050,000.

NOTE 7.  RELATED PARTY TRANSACTIONS
         --------------------------

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense for the three months ended March 31, 2000 and 1999 was $138,500 and $49,100, respectively.

Chateau and/or its predecessor has been providing property management services to the Trust since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $79,500 and $26,000 for the three months ended March 31, 2000 and 1999, respectively. In addition, certain direct expenses are paid by Chateau on behalf of the Trust and then reimbursed by the Trust. These amounts were $191,200 and $69,100 for the three months ended March 31, 2000 and 1999, respectively.

In conjunction with the SunAmerica financing, N'Tandem recorded a $203,000 subordination fee payable to Chateau.

For additional information concerning the Trust's relationship and transactions with Chateau, see Note 1.

Item 2.
-------


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Three months ended March 31, 2000 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1999
----

Results of Operations
---------------------

The results of operations for the three months ended March 31, 2000 and 1999 are not directly comparable due to the purchase of the six wholly-owned manufactured home communities and partial ownership interests in six other manufactured home communities during 1999 (together, the "1999 Acquisitions"). The Trust incurred a net loss of $835,500 and $163,100 for the three months ended March 31, 2000 and 1999, respectively. The net loss per Common Share was $7.98 in 2000 compared to a net loss of $1.83 in 1999.

As a result of the 1999 Acquisitions, all major revenue and expense categories increased in the first quarter of 2000, specifically rent and utilities revenue, property operating costs, advisory fee expense and depreciation.

Equity in earnings (losses) of joint ventures and limited partnerships, which represents the Trust's share of the net income (loss) of seven manufactured home communities held by joint ventures and limited partnerships, increased from a loss of $8,300 in 1999 to a loss of $34,800 in 2000.

Interest expense increased from $301,500 in 1999 to $1,138,700 in 2000, due to the 1999 Acquisitions.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $49,100 in 1999 to $138,500 for the first quarter of 2000, due to the 1999 Acquisitions.

General and administrative expenses increased from $21,000 in 1999 to $34,800 in 2000 due mainly to an increase in professional fees.

Liquidity and Capital Resources
-------------------------------

The Trust's principal sources of liquidity during the three months ended March 31, 2000 and 1999 were its cash flow generated from the operation of its communities, distributions from investments in joint ventures and limited partnerships,and financing activities. Net cash used in operating activities was $361,700 for the three months ended March 31, 2000 and the net cash provided by operating activities was $346,000 for the three months ended March 31, 1999. The reduction in operating cash was related to managing working capital requirements. Net cash used in investing activities was $620,700 and $142,900 for the three months ended March 31, 2000 and 1999, respectively. The increase in cash used in investing activities was primarily due to the establishment of restricted escrow accounts related to the SunAmerica mortgages. Net cash provided by financing activities was $1,176,700 for the three months ended March 31, 2000 and the net cash used in financing activities was $77,800 for the three months ended March 31, 1999. The increase in cash provided by financing activities was related to proceeds received from the SunAmerica financing net of the pay down of the line of credit and mortgage note payable. As of March 31, 2000, the Trust's cash and restricted cash amounted to approximately $807,000.

The Trust's primary uses of its capital resources during the same periods were for cash distributions to shareholders, payment of advisory and management fees, and debt service. To maintain its qualification as a REIT under the Code, the Trust is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. The Trust declared a quarterly distribution on its Common Shares of $.38 per share in each of the first quarters of 2000 and 1999. In addition, the Trust paid quarterly distributions on its Preferred Shares of $.38 per share in each of the first quarters of 2000 and 1999. Future distributions on the Common Shares will be determined based on actual results of operations and cash available for distribution.

The Trust's principal long-term liquidity requirements will be the repayment of principal on its outstanding mortgage debt and the acquisition of additional properties in connection with the implementation of the Trust's Business Plan. At March 31, 2000, the Trust's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $32,827,800, consisting of fixed rate and variable rate debt. In addition, the Trust had $19,972,400 of unsecured notes payable to Chateau at March 31, 2000. The average rate of interest on the fixed rate and variable rate debt was 8.61% and 8.98%, respectively, at March 31, 2000. The Trust and affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly.

On March 31, 2000, the Trust obtained $20.3 million of mortgage financing from SunAmerica Life Insurance Company, secured by seven of the Trust's wholly-owned properties. The loans bear interest at 8.56% and mature March 31, 2005. The net proceeds from the financing were used to pay down $17.2 million on the Trust's line of credit and pay off an existing mortgage of $2,050,000.

During 1999, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired six wholly-owned manufactured home communities and partial ownership interests in six other manufactured home communities (together, the "1999 Acquisitions"). In addition, the Trust has negotiated to acquire, in separate transactions, the manufactured home communities and joint venture interests of Windsor Park Properties 3, A California Limited Partnership ("Windsor 3"), and Windsor Park Properties 6, A California Limited Partnership ("Windsor 6"). On March 22, 2000, separate consent solicitation statements describing the respective terms of each of the proposed acquisitions (the "Proposed Transactions") were sent to the limited partners of Windsor 3 and Windsor 6. The consummation of each of the proposed acquisitions is subject to the satisfaction of several conditions, including the separate approval of a majority-in-interest of the respective limited partners of Windsor 3 and Windsor
6. On April 28, 2000, the Proposed Transactions were approved by the limited partners in each of Windsor 3 and Windsor 6. It is anticipated that the Proposed Transactions will close around May 31, 2000 and that liquidating distributions will be paid to the limited partners around June 30, 2000. The purchase price for the assets of each of Windsor 3 and Windsor 6 will be paid by the Trust in cash. It is anticipated that all of the funds required by the Trust to complete the proposed acquisitions will be supplied by Chateau in exchange for the issuance by the Trust of an unsecured promissory note. Pursuant to the terms of the proposed acquisitions, this promissory note will be in a principal amount of $16,926,700 and will bear interest at an annual rate of 1% per annum above the prime rate established by Bank One, N.A.

The future sources of liquidity for the Trust will be provided from property operations, cash reserves and distributions from investments in joint ventures and limited partnerships. The Trust expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses, advisory fees, debt service, and distributions to shareholders, from cash flow provided from property operations and distributions from investments in joint ventures and limited partnerships. The Trust intends to fund the repayment of its mortgage debt with equity or other debt financings, including public financings. In addition, future acquisitions of properties will be funded through investments by Chateau or by other third parties in the Trust or with equity or other debt financings, including public financings. The availability of such investments or such financings will influence the Trust's decision to proceed with, and the pace of, future acquisition activities.

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Trust to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Trust of any adverse effect of inflation.

                                    PART II
                                    -------
Item 3.  LEGAL PROCEDINGS
         ----------------

In connection with the Trust's acquisition of one wholly-owned manufactured home community and partial ownership interests in six other manufactured home communities (together, the "Acquired Properties") from Windsor Park Properties 4, A California Limited Partnership ("Windsor 4"), a purported class action and derivative complaint (the "Complaint") entitled Ira Gaines, on behalf of himself and others similarly situated, as plaintiff, vs. The Windsor Corporation, John
A. Coseo Jr., C.G. Kellogg, Gary P. McDaniel and Steven G. Waite, as defendants, and Windsor 4, as nominal defendant (collectively, the "Defendants"), was filed on May 10, 1999 in the Superior Court of the State of California, County of San Diego. The Complaint asserted causes of action alleging the following: (i) wrongful failure to liquidate timely Windsor 4 in that its term expired on December 31, 1997 thus allegedly tying up the limited partners' money for longer than was contemplated or allowed under the Windsor 4 agreement of limited partnership, (ii) breach of fiduciary duty owed by the Defendants to the limited partners and Windsor 4 by allegedly failing to take steps to assure the entire fairness of the transaction and that the selling prices for Windsor 4's assets fairly and adequately represented their present value; and (iii) breach of the Windsor 4 agreement of limited partnership by allegedly proposing to sell partnership assets to a sponsor of Windsor 4 without prior consent of the limited partners.

On December 3, 1999, the plaintiff, also a limited partner of Windsor 3 and Windsor 6, amended the Complaint, in response to the Proposed Transactions, by filing an amended purported class action and derivative complaint (the "Amended Complaint"), on behalf of himself and other similarly situated limited partners, against the Defendants in the Superior Court of the State of California, County of San Diego. In addition to the original allegations set forth in the Complaint concerning Windsor 4, the Amended Complaint also alleges generally breach of fiduciary duty and contractual duties owed by the Defendants to Windsor 3 and Windsor 6 and their limited partners by allegedly failing to take steps to ensure the entire fairness of the Proposed Transactions by proposing to sell the partnerships' assets at prices that were improperly discounted from the appraisal values and without taking steps to seek out alternative purchases or otherwise maximize value to the limited partners. The Complaint and the Amended Complaint both sought monetary damages, an award of expenses, dissolution of Windsor 4, and the appointment of an independent liquidating trustee to liquidate Windsor 4's assets.

Although the Defendants dispute each claim set forth in the Complaint and Amended Complaint, they concluded that the further defense of this action would be protracted, expensive and distracting to their operations. To that end, on February 17, 2000, the Defendants executed a settlement agreement with the plaintiff and the class he sought to represent providing for the total payment of more than $1 million plus the costs of administering the settlement fund (including the mailing of notice to class members), in return for releases from all actual and potential claims concerning the management or operation of Windsor 3, Windsor 4 and Windsor 6 against all of the Defendants and any affiliated persons or entities. On May 2, 2000, the Superior Court approved the settlement and entered a Final Order and Judgment discharging all claims and enjoining the class from commencing suit at any time on any claim related to the operation or management of Windsor 3, Windsor 4 and Windsor 6. As a result of indemnification obligations of the Company, and subject to potential D&O insurance reimbursements, the settlement amount will be funded by the Company. The Company believes that the resolution of the lawsuit will facilitate the consummation of the Proposed Transactions with Windsor 3 and Windsor 6.

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

---------------

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

     None

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


Date:  May 15, 2000