Form 10QSB/A
period 2000-03-31
N TANDEM TRUST
filed 2000-07-25
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                                 FORM 10-QSB/A

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
                                            -----------------

                                N'TANDEM TRUST
      -------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               California                                     33-6109499
-------------------------                                     ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


           6160 So. Syracuse Way, Greenwood Village, Colorado  80111
           ---------------------------------------------------------
                    (Address of principal executive offices)


                                     303) 741-3707
                           -----------------------
                          (Issuer's telephone number)


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

                                    PART I
                                    ------

     Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB/A may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of N'Tandem Trust to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.   Financial Statements
-------

                                N'TANDEM TRUST
                                --------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------

ASSETS                                                                             March 31, 2000
------                                                                         ----------------------
Property held for investment, net                                               $          43,321,800
Investments in joint ventures and limited partnerships                                      5,262,800
Cash and cash equivalents                                                                     807,000
Restricted cash                                                                               708,100
Deferred financing costs, net                                                                 829,300
Other assets                                                                                  790,300
                                                                               ----------------------
Total Assets                                                                    $          51,719,300
                                                                               ======================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
   Mortgage notes payable                                                       $          27,057,600
   Line of credit                                                                           2,170,100
   Note payable to Chateau Communities, Inc.                                               19,972,400
   Accounts payable                                                                            11,400
   Accrued expenses                                                                           421,300
   Other liabilities                                                                        1,884,600
   Due to general partners and affiliates                                                     620,500
                                                                               ----------------------
Total Liabilities                                                                          52,137,900
                                                                               ----------------------
Shareholders' Equity:
   Preferred shares of beneficial interest, $0.01 par value; unlimited
      Shares authorized; 98,073 shares issued and outstanding                               2,121,700
   Common shares of beneficial interest, $0.01 par value; unlimited
      Shares authorized; 109,308 shares issued and outstanding                              2,401,400
   Dividends in excess of accumulated earnings                                             (4,941,700)
                                                                               ----------------------
Total Shareholders' Equity                                                                   (418,600)
                                                                               ----------------------
Total Liabilities and Shareholders' Equity                                      $          51,719,300
                                                                               ======================

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    --------------------------------------

                                                                                      Three Months Ended March 31,
                                                                                ----------------------------------------
                                                                                       2000                 1999
                                                                                ------------------    ------------------
REVENUES
--------

Rent and utilities                                                               $       1,779,100     $         734,600
Equity in earnings (losses) of joint ventures and limited
   partnerships                                                                            (34,700)               (8,300)
Other                                                                                       55,500                38,300
                                                                                ------------------    ------------------
                                                                                         1,799,900               764,600
                                                                                ------------------    ------------------
COSTS AND EXPENSES
------------------

Property operating expenses                                                                840,600               396,900
Interest                                                                                 1,138,700               301,500
Depreciation                                                                               482,800               159,200
Advisory fee                                                                               138,500                49,100
General and administrative:
   Related parties                                                                               -                 7,900
   Other                                                                                    34,800                13,100
                                                                                ------------------    ------------------
                                                                                         2,635,400               927,700
                                                                                ------------------    ------------------
Net loss                                                                         $        (835,500)    $        (163,100)
                                                                                ------------------    ------------------
Preferred dividends paid                                                         $         (36,800)    $         (36,800)
                                                                                ------------------    ------------------
Net loss attributable to common shares                                           $        (872,300)    $        (199,900)
                                                                                ==================    ==================
Basic and diluted loss per common share                                          $           (7.98)    $           (1.83)
                                                                                ==================    ==================
Dividends per common share                                                       $            0.38     $            0.38
                                                                                ==================    ==================

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------

              CONSOLIDATED STATEMENTS OF STATEMENTS OF CASH FLOWS
              ---------------------------------------------------


                                                                                          Three Months Ended March 31,
                                                                                   ---------------------------------------------
                                                                                          2000                      1999
                                                                                   -----------------          ------------------
Cash flows from operating activities:
Net income                                                                         $   (835,500)              $   (163,100)
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation                                                                         482,800                    159,200
   Equity in (earnings) losses of joint ventures
      and limited partnerships                                                           34,700                      8,300
   Joint ventures' cash distributions                                                   (34,700)                    (8,300)
   Amortization of deferred financing costs                                              27,500                      3,000
   Changes in operating assets and liabilities:
     Increase in other assets                                                           (74,500)                    (4,300)
     Decrease in accounts payable                                                             -                     (7,000)
     (Decrease) increase in accrued expenses                                           (119,400)                   262,000
     Decrease in other liabilities                                                      (45,900)                    (1,300)
     Increase in due to advisor and affiliates                                          203,300                     97,500
                                                                                   ------------               ------------
Net cash (used in) provided by operating activities                                    (361,700)                   346,000
                                                                                   ------------               ------------
Cash flows from investing activities:
   Increase in property held for investment                                            (195,700)                  (153,600)
   Increase in escrow accounts                                                         (572,000)
   Joint ventures' and limited partnerships' cash distributions                         147,000                     10,700
                                                                                   ------------               ------------
Net cash used in investing activities                                                  (620,700)                  (142,900)
                                                                                   ------------               ------------

Cash flows from financing activities:
   Dividends paid                                                                       (77,800)                   (77,800)
   Proceeds from mortgages payable                                                   20,300,000                          -
   Proceeds from line of credit                                                       4,400,000
   Repayment from line of credit                                                    (17,229,900)                         -
   Principal payments                                                                (2,066,000)
   Loan origination fees                                                               (609,400)                         -
   Repayment of note due to Chateau Communities, Inc.                                (3,540,200)                         -
                                                                                   ------------               ------------
Net cash provided by (used in) financing activities                                   1,176,700                    (77,800)
                                                                                   ------------               ------------

Net increase (decrease) in cash and cash equivalents                                    194,300                    125,300

Cash and cash equivalents at beginning of period                                        612,700                     26,300
                                                                                   ------------               ------------
Cash and cash equivalents at end of period                                         $    807,000               $    151,600
                                                                                   ============               ============

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

The financial statements and notes are presented as permitted by Form 10-QSB/A and do not contain certain information included in the Trust's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1999.

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

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Trust's investments in joint ventures and limited partnerships consist of interests in seven and three manufactured home communities at March 31, 2000 and 1999, respectively. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 2000 and 1999 are as follows:

Results of Operations                       2000          1999
---------------------                  ------------    ----------

Property revenues                      $  1,090,600    $  315,600
                                       ------------    ----------

Expenses:
   Property operating                       555,000       181,000
   Interest                                 252,700       100,400
   Depreciation                             210,300        70,200
   General and Administrative                 2,100         2,100
                                       ------------    ----------

                                          1,020,100       353,700
                                       ------------    ----------

Net income (loss)                      $     70,500    $  (38,100)
                                       ============    ==========


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

                                   Interest       Maturity       Principal
                                     Rate           Date          Balance
                                   -----------------------------------------
Mortgage notes                       8.69%         2003     $     6,757,600
                                     8.56%         2005          20,300,000
Promissory note                      8.75%         2006             864,800 (1)
Line of credit                       7.12%         2001           2,170,100
Unsecured notes to Chateau          10.00%         2001          19,972,400
                                                            ---------------
                                                            $    50,064,900
                                                            ===============

___________________________
(1)  Amount included in Other liabilities

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

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB/A.

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

Liquidity and Capital Resources
-------------------------------

The Trust's principal sources of liquidity during the three months ended March 31, 2000 and 1999 were its cash flow generated from the operation of its communities, distributions from investments in joint ventures and limited partnerships, and financing activities. Net cash used in operating activities was $361,700 for the three months ended March 31, 2000 and the net cash provided by operating activities was $346,000 for the three months ended March 31, 1999. The reduction in operating cash was related to managing working capital requirements. Net cash used in investing activities was $620,700 and $142,900 for the three months ended March 31, 2000 and 1999, respectively. The increase in cash used in investing activities was primarily due to the establishment of restricted escrow accounts related to the SunAmerica mortgages. Net cash provided by financing activities was $1,176,700 for the three months ended March 31, 2000 and the net cash used in financing activities was $77,800 for the three months ended March 31, 1999. The increase in cash provided by financing activities was related to proceeds received from the SunAmerica financing net of the pay down of the line of credit and mortgage note payable. As of March 31, 2000, the Trust's cash and restricted cash amounted to approximately $807,000.

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

_______________________

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

Date:  July 25, 2000