Form 10QSB
period 2000-06-30
N TANDEM TRUST
filed 2000-08-14
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended     June 30, 2000
                                              -----------------


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

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                        Page
                                                                        ----

Item 1.    Financial Statements                                            2

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      11

                                    PART II
                                    -------

Item 3.    Legal Proceedings                                              14

Item 4.    Submission of Matters to a Vote of Security Holders            14

Item 6.    Exhibits and Reports on Form 8-K                               15

           SIGNATURE                                                      16

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

Item 1.   Financial Statements
-------



                                N'TANDEM TRUST
                                --------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (unaudited)




ASSETS                                                                                      June 30, 2000
------                                                                                     --------------
Property held for investment, net                                                          $   58,890,500
Investments in joint ventures and limited partnerships                                         10,902,000
Cash and cash equivalents                                                                       1,413,100
Restricted cash                                                                                   788,500
Deferred financing costs, net                                                                   1,187,300
Other assets                                                                                      880,100
                                                                                          ---------------

Total Assets                                                                              $    74,061,500
                                                                                          ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
   Mortgage notes payable                                                                 $    39,221,600
   Line of credit                                                                               9,593,500
   Note payable to Chateau Communities, Inc.                                                   19,972,400
   Accounts payable                                                                                63,000
   Accrued expenses                                                                             2,251,300
   Other liabilities                                                                            1,883,400
   Due to general partners and affiliates                                                       2,557,300
                                                                                          ---------------

Total Liabilities                                                                              75,542,500
                                                                                          ---------------

Shareholders' Equity:
   Preferred shares of beneficial interest, $0.01 par value; unlimited
      shares authorized; 98,073 shares issued and outstanding                                   2,121,700
   Common shares of beneficial interest, $0.01 par value; unlimited
      shares authorized; 109,308 shares issued and outstanding                                  2,401,400
   Dividends in excess of accumulated earnings                                                 (6,004,100)
                                                                                          ---------------

Total Shareholders' Equity                                                                     (1,481,000)
                                                                                          ---------------

Total Liabilities and Shareholders' Equity                                                $    74,061,500
                                                                                          ===============


                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)



                                                                      Three Months Ended June 30,
                                                                  ------------------------------------
                                                                      2000                    1999
REVENUES                                                          -------------           ------------
--------
Rent and utilities                                                $   2,056,000           $    859,400
Equity in earnings (losses) of joint ventures and limited
   partnerships                                                          28,000                 (8,400)
Interest                                                                  7,600                    100
Other                                                                    56,700                 38,500
                                                                  -------------           ------------
                                                                      2,148,300                889,600
                                                                  -------------           ------------
COSTS AND EXPENSES
------------------

Property operating expenses                                             895,900                425,900
Interest                                                              1,435,100                391,100
Depreciation                                                            599,500                220,100
Advisory fee                                                            168,200                 57,000
General and administrative:
   Related parties                                                            -                  2,400
   Other                                                                 34,200                 21,900
                                                                  -------------           ------------
                                                                      3,132,900              1,118,400
                                                                  -------------           ------------
Net loss                                                          $    (984,600)          $   (228,800)
                                                                  -------------           ------------
Preferred dividends paid                                          $     (36,800)          $    (36,800)
                                                                  -------------           ------------
Net loss attributable to common shares                            $  (1,021,400)          $   (265,600)
                                                                  =============           ============
Basic and diluted loss per common share                           $       (9.34)          $      (2.43)
                                                                  =============           ============
Dividends per common share                                        $        0.38           $       0.38
                                                                  =============           ============



                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)


                                                                       Six Months Ended June 30,
                                                               ---------------------------------------
                                                                    2000                     1999
REVENUES                                                       --------------           --------------
--------
Rent and utilities                                             $    3,835,100           $    1,594,000
Equity in losses of joint ventures and limited
   partnerships                                                        (6,800)                 (16,700)
Interest                                                                7,700                      100
Other                                                                 112,100                   76,700
                                                               --------------           --------------
                                                                    3,948,100                1,654,100
                                                               --------------           --------------
COSTS AND EXPENSES
------------------

Property operating expenses                                         1,736,400                  822,800
Interest                                                            2,573,700                  692,600
Depreciation                                                        1,082,300                  379,300
Advisory fee                                                          306,600                  106,100
General and administrative:
   Related parties                                                          -                   10,300
   Other                                                               69,200                   35,000
                                                               --------------           --------------
                                                                    5,768,200                2,046,100
                                                               --------------           --------------
Net loss                                                       $   (1,820,100)          $     (392,000)
                                                               --------------           --------------
Preferred dividends paid                                       $      (73,600)          $      (73,600)
                                                               --------------           --------------
Net loss attributable to common shares                         $   (1,893,700)          $     (465,600)
                                                               ==============           ==============
Basic and diluted loss per common share                        $       (17.32)          $        (4.26)
                                                               ==============           ==============
Dividends per common share                                     $          .75           $         0.75
                                                               ==============           ==============

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
              CONSOLIDATED STATEMENTS OF STATEMENTS OF CASH FLOWS
              ---------------------------------------------------
                                  (unaudited)



                                                                                     Six Months Ended June 30,
                                                                               -------------------------------------
                                                                                     2000                   1999
                                                                               ---------------         -------------
Cash flows from operating activities:
Net loss                                                                       $    (1,820,100)        $    (392,000)
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation                                                                      1,082,300               379,300
   Equity in losses of joint ventures
      and limited partnerships                                                           6,800                16,700
   Joint ventures' cash distributions                                                   (6,800)              (16,700)
   Amortization of deferred financing costs                                             89,100                 7,000
   Changes in operating assets and liabilities:
     Increase in other assets                                                         (244,700)             (136,200)
     Increase in accounts payable                                                       51,600                 9,600
     Increase in accrued expenses                                                      564,600               704,900
     (Decrease) increase in other liabilities                                          (47,100)               70,400
     Increase in due to advisor and affiliates                                       1,047,400               404,500
                                                                               ---------------         -------------
Net cash provided by operating activities                                              723,100             1,047,500
                                                                               ---------------         -------------
Cash flows from investing activities:
   Acquisition of and additions to property                                        (11,013,300)          (10,420,600)
   Increase in escrow accounts                                                        (572,000)                    -
   Joint ventures' and limited partnerships' cash distributions                        253,700                16,700
   Investment in joint ventures and limited partnerships                            (7,970,800)           (4,722,500)
                                                                               ---------------         -------------
Net cash used in investing activities                                              (19,302,400)          (15,126,400)
                                                                               ---------------         -------------
Cash flows from financing activities:
   Dividends paid                                                                     (155,600)             (155,600)
   Proceeds from mortgages  payable                                                 31,300,000                     -
   Proceeds from line of credit                                                     11,823,400                     -
   Repayment of line of credit                                                     (17,229,900)                    -
   Principal payments                                                               (2,102,000)                    -
   Loan origination fees                                                              (716,000)              (50,000)
   Repayment of note due to Chateau Communities, Inc.                               (3,540,200)                    -
   Proceeds from note due to Chateau Communities Inc.                                        -            14,478,700
                                                                               ---------------         -------------
Net cash provided by financing activities                                           19,379,700            14,273,100
                                                                               ---------------         -------------
Net increase in cash and cash equivalents                                              800,400               194,200

Cash and cash equivalents at beginning of period                                       612,700                26,300
                                                                               ---------------         -------------
Cash and cash equivalents at end of period                                     $     1,413,100         $     220,500
                                                                               ===============         =============
Non-cash investing and financing activities:
   Assumption of mortgage payable                                              $     1,200,000         $           -
   Increase in property due to acquisition of
      joint venture interests                                                        3,124,900                     -
   Accrual of costs related to the acquisition of the
      2000 Acquired Properties                                                       1,146,000                     -
   Accrual of fees due to advisor                                                    1,092,700                     -



                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   THE TRUST
          ---------

N'Tandem Trust, an unincorporated business trust (the "Trust"), was formed in November 1991 under the laws of the State of California. The Trust was organized to invest in existing, substantially developed and occupied manufactured home communities. The sponsor and advisor of the Trust is The Windsor Corporation, a California corporation (the "Advisor"). The Trust was funded through a public offering of common shares of beneficial interest (the "Common Shares") and preferred shares of beneficial interest, which commenced in April 1992 and terminated in April 1993. At June 30, 2000, the Trust's portfolio was comprised of 19 wholly-owned and eight partially-owned manufactured home communities located in eleven states.

The Trust operates so as to qualify as a real estate investment trust (a "REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Trust is required to distribute at least 95% of its REIT taxable income.

On October 23, 1998, at the 1998 Annual Meeting of Shareholders, the Trust's shareholders approved, among other things, (i) the conversion of the Trust from a finite-life entity to an infinite-life entity; and (ii) the amendment and restatement of the Trust's Declaration of Trust (the "Amended Declaration") and the adoption of By-laws for the Trust (collectively, the "Organizational Amendments"). The principal purposes of the Organizational Amendments were to convert the Trust from a finite-life to an infinite-life entity and to remove various restrictions, limitations and other requirements contained in the Trust's previous Declaration of Trust, which are not typically found in the more modern organizational documents of leading REITs. The Amended Declaration also provided for changing the name of the Trust from "Windsor Real Estate Investment Trust 8" to "N'Tandem Trust. "

As a result of the approval of the Organizational Amendments, the Trust intends to move forward with certain transactions and to effect certain changes including the following: (i) the Trust will complete its restructuring as an "umbrella partnership" REIT in order to facilitate tax-free and/or tax-deferred acquisitions of additional properties, (ii) the Trust will continue implementing a growth-oriented business plan (the "Business Plan") intended to cause the Trust to attain greater size and asset diversity; and (iii) if successful in the implementation of the Business Plan, the Trust anticipates that it will seek to list the Common Shares on a national securities exchange or NASDAQ and, if deemed appropriate, raise additional capital through underwritten public offerings and private offerings of the Common Shares or other securities of the Trust.

Additionally, Chateau Communities, Inc., a publicly traded REIT which is one of the largest owner/operators of manufactured home communities in the United States ("Chateau"), has announced that the Trust will be a primary vehicle through which Chateau will make investments in manufactured home communities that do not fit the core asset type typical of the existing Chateau portfolio, which is characterized by large, stable, institutional-quality, full amenitized properties. The Trust will employ higher levels of leverage than Chateau and will focus primarily on "lower profile assets," meaning properties that (i) are typically not part of a portfolio of manufactured housing community properties;
(ii) are located in tertiary demographic and geographic markets; (iii) are not managed by a nationally known manufactured home community operator; (iv) may be smaller and are likely to have fewer amenities; and (v) have a greater proportion of single-section homes than the typical Chateau community. The Trust believes that its affiliation with Chateau will benefit the Trust by providing it with access to Chateau's national organization, management team and investment and management philosophies. Through its affiliation with Chateau, the Trust believes that it will be exposed to a wider range of acquisition opportunities as a result of Chateau's national organization and knowledge of the manufactured housing community industry and will benefit from Chateau's expertise in effectively and efficiently managing properties. At June 30, 2000, Chateau held 9.8% of the Trust's outstanding shares.

The Trust believes that significant opportunities exist to acquire additional properties that fit the investment objectives and guidelines set forth in its Business Plan. During 1999, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired six wholly-owned manufactured home communities and partial ownership interests in six other manufactured home communities (together, the "1999 Acquired Properties"). In addition, during the first half of 2000, the Trust, through N'Tandem Properties L.P., acquired, in separate transactions, five wholly-owned manufactured home communities and partial ownership interests in nine other manufactured home communities from Windsor Park Properties 3, A California Limited Partnership ("WPP 3"), and Windsor Park Properties 6, A California Limited Partnership ("WPP 6"). As a result of these acquisitions and the combination of the Trust's partial ownership interests into wholly-owned manufactured home communities, the Trust currently owns 19 wholly-owned manufactured home communities and partial ownership interests in eight other manufactured home communities.

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

NOTE 2.   BASIS OF PRESENTATION
          ---------------------

The balance sheet at June 30, 2000 and the related statements of operations for the three and six months ended June 30, 2000 and 1999 and the statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Trust's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1999.

Certain reclassifications of prior year information have been made to conform to current year presentation.

NOTE 3.   ACQUISITIONS OF PROPERTY
          ------------------------

On May 31, 2000, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired, in two separate transactions, four manufactured home communities and partial ownership interests in four other manufactured home communities (collectively, the "WPP 3 Properties") from WPP 3, and one manufactured home community and partial ownership interests in five other manufactured home communities (collectively, the "WPP 6 Properties" and, together with the WPP 3 Properties, the "2000 Acquired Properties") from WPP 6. Both WPP 3 and WPP 6 are affiliates of the Trust.

The WPP 3 Properties consisted of:

     . Ponderosa, a 148-site manufactured home community, located in Indianapolis, Indiana;
     . The Pines, a 204-site manufactured home community, located in Charleston, South Carolina;

     . Shady Hills, a 249-site manufactured home community, located in Ladson, Tennessee;
     . Trailmont, a 131-site manufactured home community, located in Nashville, Tennessee;
     . a 40% ownership interest in Big Country Estates, a 253-site manufactured home community, located in Cheyenne, Wyoming;
     . a 29% ownership interest in Apache East, a 123-site manufactured home community, located in Apache Junction, Arizona;
     . a 29% ownership interest in Denali Park Estates, a 162-site manufactured home community, located in Apache Junction, Arizona; and
     . a 25% ownership interest in Harmony Ranch, a 193-site manufactured home community, located in Thonotosassa, Florida.

The WPP 6 Properties consisted of:

     . Chisholm Creek, a 251-site manufactured home community, located in Wichita, Kansas;
     . a 58% ownership interest in Town and Country Estates, a 320-site manufactured home community, located in Tucson, Arizona;
     . a 44% ownership interest in Carefree Village, a 406-site manufactured home community, located in Tampa, Florida;
     . a 41% ownership interest in Rancho Margate, a 245-site manufactured home community, located in Margate, Florida;
     . a 41% ownership interest in Winter Haven, a 238-site manufactured home community, located in Winter Haven, Florida; and
     . a 31% ownership interest in Garden Walk, a 484-site manufactured home community, located in Palm Beach Gardens, Florida.

The aggregate purchase price for the 2000 Acquired Properties was approximately $25,989,600, of which $11 million was borrowed from SunAmerica Life Insurance Company ("SunAmerica") pursuant to mortgage indebtedness on six of the Trust's properties, a $1.2 million mortgage was assumed, and the remainder of the purchase price was funded through the Trust's acquisition line of credit with US Bank N.A. In connection with the acquisition of the 2000 Acquired Properties, the Trust also assumed debt attributable to the nine partial ownership interests in the amount of $7,162,000.

The following unaudited pro forma income statement information has been prepared as if the 2000 Acquired Properties had been acquired on January 1, 1999. The pro forma income statement is not indicative of the results which actually would have occurred if these acquisitions had been consummated on January 1, 1999.


                                                   Six Months Ended June 30,
                                                   -------------------------
                                                    2000               1999
                                                ------------       ------------
Revenues                                        $  4,997,300       $  1,768,800
                                                ============       ============
Total Expenses                                  $  7,425,400       $  2,621,200
                                                ============       ============
Net loss attributable to common shares          $ (2,428,100)      $   (889,200)
                                                ============       ============
Basic and diluted loss per common share         $     (22.89)      $      (8.13)
                                                ============       ============

NOTE 4.   INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
          ------------------------------------------------------

The Trust's investments in joint ventures and limited partnerships consist of interests in eight and seven manufactured home communities at June 30, 2000 and 1999, respectively. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 2000 and 1999 are as follows:


Results of Operations                                           2000                        1999
---------------------                                  -----------------------     -----------------------
Property revenues                                      $             1,949,900     $               629,100
                                                       -----------------------     -----------------------
Expenses:
   Property operating                                                  998,700                     358,900
   Interest                                                            526,900                     200,100
   Depreciation                                                        337,900                     140,300
   General and Administrative                                           14,100                       5,500
                                                       -----------------------     -----------------------
                                                                     1,877,600                     704,800
                                                       -----------------------     -----------------------
Net income (loss)                                      $                72,300     $               (75,700)
                                                       =======================     =======================



NOTE 5.   BASIC AND DILUTED LOSS PER COMMON SHARE
          ---------------------------------------

Basic and diluted loss per common share is calculated and based on the weighted average number of common shares outstanding during the period and loss available to the holders of common shares. The weighted average number of common shares outstanding during the three and six months ended June 30, 2000 and 1999 was 109,308.

NOTE 6.   DEBT
          ----

The following table sets forth certain information regarding the Trust's outstanding indebtedness at June 30, 2000.


                                     Interest     Maturity        Principal
                                       Rate         Date           Balance
                                    -------------------------------------------
Mortgage notes                         8.69%        2003      $       6,741,100
                                       8.56%        2005             20,280,500
                                       8.60%        2005             11,000,000
                                       8.87%        2002              1,200,000
Promissory note                        8.75%        2006                875,500  (1)
Line of credit                         7.12%        2001              9,593,500
Unsecured notes to Chateau            10.00%        2001             19,972,400
                                                              -----------------
                                                              $      69,663,000
                                                              =================


_________________________________________
(1)  Amount included in Other liabilities

On May 31, 2000, the Trust obtained $11 million of mortgage financing from SunAmerica secured by six of the Trust's wholly-owned properties. The loans bear interest at 8.60% and mature on May 31, 2005. The net proceeds from the financing were used towards the funding of the acquisition of the 2000 Acquired Properties. Also on May 31, 2000 in conjunction with the acquisition of the 2000 Acquired Properties, the Trust assumed a $1.2 million mortgage payable, and drew $7.4 million on its line of credit.

NOTE 7.   RELATED PARTY TRANSACTIONS
          --------------------------

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense for the three and six months ended June 30, 2000 was $168,200 and $306,600, respectively; and $57,000 and $106,100 for the three and six months ended June 30, 1999, respectively.

Chateau and/or its predecessor has been providing property management services to the Trust since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $91,500 and $171,000 for the three and six months ended June 30, 2000, respectively, and $29,500 and $55,500 for the three and six months ended June 30, 1999, respectively. In addition, certain direct expenses are paid by Chateau on behalf of the Trust and then reimbursed by the Trust. These amounts were $210,900 and $402,107 for the three and six months ended June 30, 2000, respectively, and $84,900 and $153,900 for the three and six months ended June 30, 1999, respectively.

In conjunction with the acquisition by the Trust of the 2000 Acquired Properties, the Trust recorded a $779,700 acquisition fee payable to Chateau which was capitalized as part of the acquisition price of the 2000 Acquired Properties.

In conjunction with the May 31, 2000 SunAmerica financing, the Trust recorded an $110,000 subordination fee payable to Chateau.

For additional information concerning the Trust's relationship and transactions with Chateau, see Note 1.

Item 2.
-------


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Three months ended June 30, 2000 as compared to three months ended June 30, 1999
--------------------------------------------------------------------------------

Results of Operations
---------------------

The results of operations for the three months ended June 30, 2000 and 1999 are not directly comparable due to the acquisition of the 1999 Acquired Properties and the 2000 Acquired Properties. The Trust incurred a net loss of $1,021,400 and $265,600 for the three months ended June 30, 2000 and 1999, respectively. The net loss per Common Share was $9.34 in 2000 compared to a net loss of $2.43 in 1999.

As a result of the acquisition of the 1999 Acquired Properties and 2000 Acquired Properties, all major revenue and expense categories increased in the second quarter of 2000, specifically rent and utilities revenue, property operating costs, advisory fee expense and depreciation.

For the properties owned during both periods, rent and utilities revenue increased from $735,500 to $766,500 (4.2%), primarily due to rental increases. Property operating expenses decreased from $383,300 to $371,000 (3.2%), primarily due to lower repairs and maintenance expenses.

Equity in earnings (losses) of joint ventures and limited partnerships, which represents the Trust's share of the net income (loss) of eight manufactured home communities held by joint ventures and limited partnerships, increased from a loss of $8,400 in 1999 to income of $28,000 in 2000 due to the Trust's acquisition of additional joint venture and limited partnership interests.

Interest expense increased from $391,100 in 1999 to $1,435,100 in 2000, due to the acquisition of the 1999 Acquired Properties and 2000 Acquired Properties.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $57,000 in 1999 to $168,200 for the second quarter of 2000, due to the acquisition of the 1999 Acquired Properties and 2000 Acquired Properties.

General and administrative expenses increased from $24,300 in 1999 to $34,200 in 2000 due mainly to an increase in professional fees.

Six months ended June 30, 2000 as compared to six months ended June 30, 1999
----------------------------------------------------------------------------

Results of Operations
---------------------

The results of operations for the six months ended June 30, 2000 and 1999 are not directly comparable due to the acquisition of the 1999 Acquired Properties and the 2000 Acquired Properties. The Trust incurred a net loss of $1,893,700 and $465,600 for the six months ended June 30, 2000 and 1999, respectively. The net loss per Common Share was $17.32 in 2000 compared to a net loss of $4.26 in 1999.

As a result of the acquisition of the 1999 Acquired Properties and 2000 Acquired Properties, all major revenue and expense categories increased in the first six months of 2000, specifically rent and utilities revenue, property operating costs, advisory fee expense and depreciation.

For the properties owned during both periods, rent and utilities revenue increased from $1,468,800 to $1,536,100 (4.6%), primarily due to rental increases. Weighted average occupancy increased slightly from 84% to 86%. Property operating expenses increased from $765,100 to $783,400 (2.4%).

Equity in earnings (losses) of joint ventures and limited partnerships, which represents the Trust's share of the net income (loss) of eight manufactured home communities held by joint ventures and limited partnerships, decreased from a loss of $16,700 in 1999 to a loss of $6,800 in 2000.

Interest expense increased from $692,600 in 1999 to $2,573,700 in 2000, due to the 1999 Acquired Properties and 2000 Acquired Properties.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $106,100 in 1999 to $306,600 for the first six months of 2000, due to the acquisition of the 1999 Acquired Properties and 2000 Acquired Properties.

General and administrative expenses increased from $45,300 in 1999 to $69,200 in 2000 due mainly to an increase in professional fees.

Liquidity and Capital Resources
-------------------------------

The Trust's principal sources of liquidity during the six months ended June 30, 2000 and 1999 were its cash flow generated from the operation of its communities, distributions from investments in joint ventures and limited partnerships and financing activities. Net cash provided by operating activities was $723,100 and $1,047,500 for the six months ended June 30, 2000 and 1999, respectively. Net cash used in investing activities was $19,302,400 and $15,126,400 for the six months ended June 30, 2000 and 1999, respectively. The increase in cash used in investing activities during 2000 was primarily due to the acquisition of the 2000 Acquired Properties. Net cash provided by financing activities was $19,379,700 and $14,273,100 for the six months ended June 30, 2000 and 1999, respectively. The increase in cash provided by financing activities was related to proceeds received from the SunAmerica financings, net of the repayment of certain outstanding amounts under the Trust's line of credit and mortgage note payable. As of June 30, 2000, the Trust's cash and restricted cash amounted to approximately $2,201,600.

The Trust's primary uses of its capital resources during the same periods were for cash distributions to shareholders, payment of advisory and management fees, and debt service. To maintain its qualification as a REIT under the Code, the Trust is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. The Trust declared a quarterly distribution on its Common Shares of $.38 per share in each of the first two quarters of 2000 and 1999. In addition, the Trust paid quarterly distributions on its Preferred Shares of $.38 per share in each of the first two quarters of 2000 and 1999. Future distributions on the Common Shares will be determined based on actual results of operations and cash available for distribution.

The Trust's principal long-term liquidity requirements will be the repayment of principal on its outstanding mortgage debt and the acquisition of additional properties in connection with the implementation of its Business Plan. At June 30, 2000, the Trust's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $43,490,000, consisting of fixed rate and variable rate debt. In addition, the Trust had $19,972,400 of unsecured notes payable to Chateau at June 30, 2000. The weighted average rate of interest on the fixed rate and variable rate debt was 8.61% and 9.05%, respectively, at June 30, 2000. The Trust and affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly.

On March 31, 2000, the Trust obtained $20.3 million of mortgage financing from SunAmerica, secured by seven of the Trust's wholly-owned properties. The loans bear interest at 8.56% and mature March 31, 2005. The net proceeds from the financing were used to pay down $17.2 million on the Trust's line of credit and pay off an existing mortgage of $2,050,000.

On May 31, 2000, the Trust obtained $11 million of mortgage financing from SunAmerica secured by six of the Trust's wholly-owned properties. The loans bear interest at 8.60% and mature on May 31, 2005. The net proceeds from the financing were used towards the funding of the acquisition of the 2000 Acquired
Properties.   Also on May 31, 2000 in conjunction with the acquisition of the
2000 Acquired Properties, the Trust assumed a $1.2 million mortgage payable, and drew $7.4 million on its line of credit.

During 1999, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired six wholly-owned manufactured home communities and partial ownership interests in six other manufactured home communities. In addition, during the first half of 2000, the Trust, through N'Tandem Properties L.P., acquired, in separate transactions, five wholly-owned manufactured home communities and partial ownership interests in nine other manufactured home communities. As a result of these acquisitions and the combination of the Trust's partial ownership interests into wholly-owned manufactured home communities, the Trust currently owns 19 wholly-owned manufactured home communities and partial ownership interests in eight other manufactured home communities.

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

                                    PART II
                                    -------
Item 3.   LEGAL PROCEDINGS
          ----------------

In connection with the Trust's acquisition of the 1999 Acquired Properties from Windsor Park Properties 4, A California Limited Partnership ("WPP 4"), a purported class action and derivative complaint (the "Complaint") entitled Ira Gaines, on behalf of himself and others similarly situated, as plaintiff, vs. The Windsor Corporation, John A. Coseo Jr., C.G. Kellogg, Gary P. McDaniel and Steven G. Waite, as defendants, and WPP 4, as nominal defendant (collectively, the "Defendants"), was filed on May 10, 1999 in the Superior Court of the State of California, County of San Diego. The Complaint asserted causes of action alleging the following: (i) wrongful failure to liquidate timely WPP 4 in that its term expired on December 31, 1997 thus allegedly tying up the limited partners' money for longer than was contemplated or allowed under the WPP 4 agreement of limited partnership, (ii) breach of fiduciary duty owed by the Defendants to the limited partners and WPP 4 by allegedly failing to take steps to assure the entire fairness of the transaction and that the selling prices for WPP 4's assets fairly and adequately represented their present value; and (iii) breach of the WPP 4 agreement of limited partnership by allegedly proposing to sell partnership assets to a sponsor of WPP 4 without prior consent of the limited partners.

On December 3, 1999, the plaintiff, also a limited partner of WPP 3 and WPP 6, amended the Complaint, in response to the proposed acquisition of the 2000 Acquired Properties, by filing an amended purported class action and derivative complaint (the "Amended Complaint"), on behalf of himself and other similarly situated limited partners, against the Defendants in the Superior Court of the State of California, County of San Diego. In addition to the original allegations set forth in the Complaint concerning WPP 4, the Amended Complaint also alleges generally breach of fiduciary duty and contractual duties owed by the Defendants to WPP 3 and WPP 6 and their limited partners by allegedly failing to take steps to ensure the entire fairness of the acquisition of the 2000 Acquired Properties by proposing to sell the partnerships' assets at prices that were improperly discounted from the appraisal values and without taking steps to seek out alternative purchases or otherwise maximize value to the limited partners. The Complaint and the Amended Complaint both sought monetary damages, an award of expenses, dissolution of WPP 4, and the appointment of an independent liquidating trustee to liquidate WPP 4's assets.

Although the Defendants disputed each claim set forth in the Complaint and Amended Complaint, they concluded that the further defense of this action would be protracted, expensive and distracting to their operations. To that end, on February 17, 2000, the Defendants executed a settlement agreement with the plaintiff and the class he sought to represent providing for the total payment of more than $1 million plus the costs of administering the settlement fund (including the mailing of notice to class members), in return for releases from all actual and potential claims concerning the management or operation of WPP 3, WPP 4 and WPP 6 against all of the Defendants and any affiliated persons or entities. On May 2, 2000, the Superior Court approved the settlement and entered a Final Order and Judgment discharging all claims and enjoining the class from commencing suit at any time on any claim related to the management or operation of WPP 3, WPP 4 and WPP 6. As a result of indemnification obligations of the Trust, the settlement was funded by the Trust on July 20, 2000.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

An Annual Meeting of Shareholders was held on June 15, 2000, in Greenwood Village, Colorado. At the Annual Meeting, the shareholders voted to elect three trustees to serve on the Trust's Board of Trustees until the 2001 Annual Meeting of Shareholders and to ratify the appointment of PricewaterhouseCoopers LLP as the Trust's independent auditors for the fiscal year ending December 31, 2000.

The following votes were cast by the shareholders of the Trust with respect to the election of trustees named in the Proxy Statement:

                                         Shares          Shares
                                        Voted For       Withheld
                                       ------------  --------------
Gary P. McDaniel                            107,390           2,924
Richard B. Ray                              107,390           2,924
Kenneth G. Pinder                           107,390           2,924

The following votes were cast by the shareholders with respect to the resolution to ratify the Board of Trustees' appointment of PricewaterhouseCoopers LLP as the Trust's independent auditors for the fiscal year ending December 31, 2000.


             Shares                        Shares                 Shares
            Voted For                  Voted Against            Abstained
            ---------                  -------------            ---------
             105,047                        1,200                 4,067


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

_________________
* Filed as Appendix A to the Trust's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
** Filed as Appendix B to the Trust's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
*** Filed as an attachment the Trust's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
**** Filed as Exhibit 7.1 to Schedule 13D (Amendment No. 2) of Chateau Communities, Inc. filed with the Commission on December 18, 1998.
***** Filed as Exhibit 21 to the Trust's Annual Report on Form 10-KSB/A for the year ended December 31, 1998.

b)   Reports on Form 8-K

       On June 12, 2000, the Trust filed a Current Report on Form 8-K, dated May 31, 2000, reporting, under Item 2, the acquisitions of four manufactured home communities and partial ownership interests in four other manufactured home communities from WPP 3, and one manufactured home community and partial ownership interests in five other manufactured home communities from WPP6.

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


Date:  August 14, 2000