Form 10QSB
period 2000-09-30
N TANDEM TRUST
filed 2000-11-14
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended     September 30, 2000
                                            ----------------------


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from ____________ to ____________


                  Commission file number:      000-21470
                                         ---------------------


                                N'TANDEM TRUST
             -----------------------------------------------------
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

At November 1, 2000, the issuer had 109,308 Common Shares of Beneficial Interest and 98,073 Preferred Shares of Beneficial Interest outstanding.

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

Item 1.  Financial Statements
-------

                                N'TANDEM TRUST
                                --------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (unaudited)


                                                                                             September 30,
ASSETS                                                                                            2000
------                                                                                       ------------
Property held for investment, net                                                            $ 63,517,200
Investments in joint ventures and limited partnerships                                         10,636,700
Cash and cash equivalents                                                                         609,100
Restricted cash                                                                                   890,700
Deferred financing costs, net                                                                   1,133,200
Other assets                                                                                      979,900
                                                                                             ------------
Total Assets                                                                                 $ 77,766,800
                                                                                             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
   Mortgage notes payable                                                                    $ 39,162,800
   Line of credit                                                                              14,823,600
   Note payable to Chateau Communities, Inc.                                                   19,972,400
   Accounts payable                                                                                54,200
   Accrued expenses                                                                             1,266,500
   Other liabilities                                                                            1,801,500
   Due to general partners and affiliates                                                       3,411,200
                                                                                             ------------
Total Liabilities                                                                              80,492,200
                                                                                             ------------

Shareholders' Equity:
   Preferred shares of beneficial interest, $0.01 par value; unlimited
      shares authorized; 98,073 shares issued and outstanding                                   2,121,700
   Common shares of beneficial interest, $0.01 par value; unlimited
      shares authorized; 109,308 shares issued and outstanding                                  2,401,400
   Dividends in excess of accumulated earnings                                                 (7,248,500)
                                                                                             ------------
Total Shareholders' Equity                                                                     (2,725,400)
                                                                                             ------------
Total Liabilities and Shareholders' Equity                                                   $ 77,766,800
                                                                                             ============


                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)


                                                                     Three Months Ended September 30,
                                                                  -------------------------------------
REVENUES                                                              2000                     1999
--------                                                          -----------               -----------
Rent and utilities                                                $ 2,701,700               $ 1,300,300
Equity in earnings (losses) of joint ventures and limited
   partnerships                                                        (1,900)                   30,900
Interest                                                                9,900                       500
Other                                                                  52,700                    52,200
                                                                  -----------               -----------
                                                                    2,762,400                 1,383,900
                                                                  -----------               -----------
COSTS AND EXPENSES
------------------
Property operating expenses                                         1,365,500                   589,600
Interest                                                            1,685,300                   738,100
Depreciation                                                          622,900                   371,400
Advisory fee                                                          217,500                   103,600
General and administrative:
   Related parties                                                          -                     3,900
   Other                                                               37,600                    51,000
                                                                  -----------               -----------
                                                                    3,928,800                 1,857,600
                                                                  -----------               -----------
Net loss                                                          $(1,166,400)              $  (473,700)
                                                                  -----------               -----------
Preferred dividends paid                                          $   (36,800)              $   (36,800)
                                                                  -----------               -----------
Net loss attributable to common shares                            $(1,203,200)              $  (510,500)
                                                                  ===========               ===========
Basic and diluted loss per common share                           $    (11.01)              $     (4.67)
                                                                  ===========               ===========
Dividends per common share                                        $      0.38               $      0.38
                                                                  ===========               ===========


                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)


                                                                   Nine Months Ended September 30,
                                                               ---------------------------------------
REVENUES                                                          2000                        1999
--------                                                       -----------                 -----------
Rent and utilities                                             $ 6,536,700                 $ 2,894,200
Equity in earnings (losses) of joint ventures and
   limited partnerships                                             (8,700)                     14,200
Interest                                                            17,600                         700
Other                                                              164,800                     128,800
                                                               -----------                 -----------
                                                                 6,710,400                   3,037,900
                                                               -----------                 -----------
COSTS AND EXPENSES
------------------
Property operating expenses                                      3,102,200                   1,412,500
Interest                                                         4,258,900                   1,430,600
Depreciation                                                     1,705,100                     750,700
Advisory fee                                                       524,100                     209,600
General and administrative:
   Related parties                                                       -                      14,100
   Other                                                           106,800                      86,000
                                                               -----------                 -----------

                                                                 9,697,100                   3,903,500
                                                               -----------                 -----------
Net loss                                                       $(2,986,700)                $  (865,600)
                                                               -----------                 -----------
Preferred dividends paid                                       $  (110,400)                $  (110,400)
                                                               -----------                 -----------
Net loss attributable to common shares                         $(3,097,100)                $  (976,000)
                                                               ===========                 ===========
Basic and diluted loss per common share                        $    (28.33)                $     (8.93)
                                                               ===========                 ===========
Dividends per common share                                     $      1.13                 $      1.13
                                                               ===========                 ===========


                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
              CONSOLIDATED STATEMENTS OF STATEMENTS OF CASH FLOWS
              ---------------------------------------------------
                                  (unaudited)



                                                                                   Nine Months Ended September 30,
                                                                               --------------------------------------
                                                                                   2000                       1999
                                                                               ------------                ----------
Cash flows from operating activities:
Net loss                                                                       $ (2,986,700)               $ (865,600)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation                                                                   1,705,100                   750,700
   Equity in (earnings) losses of joint ventures
      and limited partnerships                                                        8,700                   (14,200)
   Joint ventures' cash distributions (contributions)                                (8,700)                   14,200
   Amortization of deferred financing costs                                         164,200                     9,700
   Changes in operating assets and liabilities:
     Increase in other assets                                                      (446,700)                 (477,600)
     Increase in accounts payable                                                    42,800                    35,200
     Increase in accrued expenses                                                   725,800                 1,611,500
     Increase (decrease) in other liabilities                                      (176,800)                  111,600
     Increase in due to advisor and affiliates                                    1,761,000                 1,154,800
                                                                               ------------                ----------
Net cash provided by operating activities                                           788,700                 2,330,300
                                                                               ------------                ----------
Cash flows from investing activities:
   Acquisition of and additions to property held for investment                 (17,246,900)              (28,131,600)
   Increase in escrow accounts                                                     (572,000)                        -
   Joint ventures' and limited partnerships' cash distributions                     519,000                    62,500
   Investment in and purchase of joint ventures
      and limited partnerships                                                   (7,970,800)               (4,722,600)
                                                                               ------------                ----------
Net cash used in investing activities                                           (25,270,700)              (32,791,700)
                                                                               ------------                ----------
Cash flows from financing activities:
   Dividends paid                                                                  (233,600)                 (233,300)
   Proceeds from mortgages payable                                               31,300,000                 7,632,900
   Proceeds from line of credit                                                  17,053,500                         -
   Repayment of line of credit                                                  (17,229,900)                        -
   Principal payments on mortgages payable                                       (2,134,400)                        -
   Loan origination fees                                                           (737,000)                  (66,900)
   Repayment of note due to Chateau Communities, Inc.                            (3,540,200)                        -
   Proceeds from note due to Chateau Communities Inc.                                     -                23,597,700
                                                                               ------------                ----------
Net cash provided by financing activities                                        24,478,400                30,930,400
                                                                               ------------                ----------
Net increase (decrease) in cash and cash equivalents                                 (3,600)                  469,000

Cash and cash equivalents at beginning of period                                    612,700                    26,300
                                                                               ------------                ----------
Cash and cash equivalents at end of period                                     $    609,100                $  495,300
                                                                               ============                ==========
Non-cash investing and financing activities:
   Assumption of mortgage payable                                              $  1,200,000                $        -
   Increase in property due to acquisition of
     joint venture interests                                                      3,124,900                         -
   Accrual of fees due to advisor                                                 1,233,000                         -




                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  THE TRUST
         ---------

N'Tandem Trust, an unincorporated business trust (the "Trust"), was formed in November 1991 under the laws of the State of California. The Trust was organized to invest in existing, substantially developed and occupied manufactured home communities. The sponsor and advisor of the Trust is The Windsor Corporation, a California corporation (the "Advisor"). In September 1998, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of the Advisor. The Trust was funded through a public offering of common shares of beneficial interest (the "Common Shares") and preferred shares of beneficial interest, which commenced in April 1992 and terminated in April 1993. At September 30, 2000, the Trust's portfolio was comprised of 21 wholly-owned and eight partially-owned manufactured home communities located in twelve states.

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

Additionally, Chateau has announced that the Trust will be a primary vehicle through which Chateau will make investments in manufactured home communities that do not fit the core asset type typical of the existing Chateau portfolio, which is characterized by large, stable, institutional-quality, full amenitized properties. The Trust will employ higher levels of leverage than Chateau and will focus primarily on "lower profile assets," meaning properties that (i) are typically not part of a portfolio of manufactured housing community properties;
(ii) are located in tertiary demographic and geographic markets; (iii) are not managed by a nationally known manufactured home community operator; (iv) may be smaller and are likely to have fewer amenities; and (v) have a greater proportion of single-section homes than the typical Chateau community. The Trust believes that its affiliation with Chateau will benefit the Trust by providing it with access to Chateau's national organization, management team and investment and management philosophies. Through its affiliation with Chateau, the Trust believes that it will be exposed to a wider range of acquisition opportunities as a result of Chateau's national organization and knowledge of the manufactured housing community industry and will benefit from Chateau's expertise in effectively and efficiently managing properties. At September 30, 2000, Chateau held 9.8% of the Trust's outstanding shares.

The Trust believes that significant opportunities exist to acquire additional properties that fit the investment objectives and guidelines set forth in its Business Plan. During 1999, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired six wholly-owned manufactured home communities and partial ownership interests in six other manufactured home communities (together, the "1999 Acquired Properties"). In addition, during the first half of 2000, the Trust, through N'Tandem Properties L.P., acquired, in separate transactions, (i) five wholly-owned manufactured home communities and partial ownership interests in nine other manufactured home communities from Windsor Park Properties 3, A California Limited Partnership ("WPP 3"), and Windsor Park Properties 6, A California Limited Partnership ("WPP 6"), (ii) the Heritage Point community located in Montgomery, Alabama and (iii) the Boulder Park community located in Pharr, Texas. As a result of these acquisitions and the combination of the Trust's partial ownership interests into wholly-owned manufactured home communities, the Trust currently owns 21 wholly-owned manufactured home communities and partial ownership interests in eight other manufactured home communities.

In addition, the Trust has negotiated to acquire, in separate transactions, the manufactured home communities and joint venture interests of Windsor Park Properties 5, A California Limited Partnership ("Windsor 5"), and Windsor Park Properties 7, A California Limited Partnership ("Windsor 7"). On September 27, 2000, separate consent solicitation statements describing the respective terms of each of the proposed acquisitions were sent to the limited partners of Windsor 5 and Windsor 7. The consummation of each of the proposed acquisitions is subject to the satisfaction of several conditions, including the separate approval of a majority-in-interest of the respective limited partners of Windsor 5 and Windsor 7. The consummation of each proposed acquisition, however, is not contingent upon the consummation of the other proposed acquisition. The purchase price for the assets of each of Windsor 5 and Windsor 7 will be paid by the Trust in cash. Substantially all of the funds required by the Trust to complete the proposed acquisitions will be supplied through borrowings from SunAmerica Life Insurance Company and the Trust's acquisition line of credit with US Bank N.A.

The Trust anticipates that it will focus on acquisitions where the Trust believes there is substantial opportunity to improve operational and financial results or where for some reason, because of poor management or otherwise, a property is operating substantially below its potential. The Trust anticipates that the funds required to implement its Business Plan are likely to come from
(i) additional investments from Chateau or unaffiliated third parties, (ii) traditional mortgage financing or refinancing or (iii) sales of equity and debt securities. In addition, the Trust will seek to engage in consolidation and acquisition transactions with other owners of manufactured home communities, which meet the Trust's property and acquisition criteria, using its equity securities or limited partner units of N'Tandem Properties, L.P. to facilitate such transactions.

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 2000 and the related statements of operations for the three and nine months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

NOTE 3.  ACQUISITIONS OF PROPERTY
         ------------------------

On May 31, 2000, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired, in two separate transactions, four manufactured home communities and partial ownership interests in four other manufactured home communities (collectively, the "WPP 3 Properties") from WPP 3, and one manufactured home community and partial ownership interests in five other manufactured home communities (collectively, the "WPP 6 Properties" and, together with the WPP 3 Properties, the "Windsor Acquired Properties") from WPP
6.  Both WPP 3 and WPP 6 are affiliates of the Trust.

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

The aggregate purchase price for the Windsor Acquired Properties was approximately $25,989,600, of which $11 million was borrowed from SunAmerica Life Insurance Company ("SunAmerica") pursuant to mortgage indebtedness on six of the Trust's properties, a $1.2 million mortgage was assumed, and the remainder of the purchase price was funded through the Trust's acquisition line of credit with US Bank N.A. In connection with the acquisition of the Windsor Acquired Properties, the Trust also assumed debt attributable to the nine partial ownership interests in the amount of $7,162,000.

On August 31, 2000, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired, in two separate transactions, Heritage Point, a manufactured home community containing 265 homesites located in Montgomery, Alabama, from the Hunter's Walk Corporation, an Alabama corporation, and Boulder Park, a manufactured home community containing 216 homesites located in Pharr, Texas, through a merger with Boulder Park LLC, a Texas limited liability company and related party.

The following unaudited pro forma income statement information has been prepared as if the Windsor Acquired Properties, Heritage Point and Boulder Park (collectively, the "2000 Acquired Properties") had been acquired on January 1, 1999. The pro forma income statement is not indicative of the results which actually would have occurred if these acquisitions had been consummated on January 1, 1999. The 1999 proforma includes the results of the properties acquired in 1999 as of the respective acquisition date.

                                                Nine Months Ended September 30,
                                                    2000               1999
                                                ------------       ------------
Revenues                                        $  8,416,500       $  5,706,500
                                                ============       ============
Total Expenses                                  $ 12,089,100       $  7,549,400
                                                ============       ============
Net loss attributable to common shares          $ (3,672,600)      $ (1,842,900)
                                                ============       ============
Basic and diluted loss per common share         $     (34.61)      $     (17.87)
                                                ============       ============


NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Trust's investments in joint ventures and limited partnerships consist of interests in eight and seven manufactured home communities at September 30, 2000 and 1999, respectively. The combined condensed results of operations of the joint venture and limited partnership properties for the nine months ended September 30, 2000 and 1999 are as follows:


Results of Operations                      2000             1999
---------------------                   -----------     -----------

Property revenues                       $ 3,814,500     $ 1,682,600
                                        -----------     -----------

Expenses:
   Property operating                     1,851,100         862,600
   Interest                               1,019,300         444,600
   Depreciation                             632,100         367,700
   General and Administrative                41,000          17,300
                                        -----------     -----------

                                          3,543,500       1,692,200
                                        -----------     -----------

Net income (loss)                       $   271,000     $    (9,600)
                                        ===========     ===========


NOTE 5.  BASIC AND DILUTED LOSS PER COMMON SHARE
         ---------------------------------------

Basic and diluted loss per common share is calculated and based on the weighted average number of common shares outstanding during the period and loss available to the holders of common shares. The weighted average number of common shares outstanding during the three and nine months ended September 30, 2000 and 1999 was 109,308.

NOTE 6.  DEBT
         ----
The following table sets forth certain information regarding the Trust's outstanding indebtedness at September 30, 2000.



                                     Interest     Maturity     Principal
                                       Rate         Date        Balance
                                     ------------------------------------

Mortgage notes                         8.69%      10/01/2003  $ 6,724,300
                                       8.56%      04/01/2005   20,253,000
                                       8.60%      06/01/2005   10,985,500
                                       8.87%      09/01/2002    1,200,000
Promissory note                        8.75%      09/30/2005      686,100 (1)
Line of credit (2)                     7.60%      11/01/2001   14,823,600
Unsecured notes to Chateau (3)         10.50%     12/31/2001   19,972,400
                                                              -----------
                                                              $74,644,900
                                                              ===========




___________________________
(1)  Amount included in Other liabilities in the consolidated balance sheet
(2)  Variable interest rate at LIBOR plus 100 bp
(3)  Variable interest rate at Prime plus 100 bp

On August 31, 2000, the Trust drew $4.7 million on its line of credit to purchase the Heritage Point and Boulder Park communities.

NOTE 7.  RELATED PARTY TRANSACTIONS
         --------------------------

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense for the three and nine months ended September 30, 2000 was $217,500 and $524,100, respectively, and $103,600 and $209,600 for the three and nine months ended September 30, 1999, respectively.

Chateau and/or its predecessor has been providing property management services to the Trust since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $127,700 and $313,500 for the three and nine months ended September 30, 2000, respectively, and $57,200 and $112,700 for the three and nine months ended September 30, 1999, respectively. In addition, certain direct expenses are paid by Chateau on behalf of the Trust and then reimbursed by the Trust. These amounts were $330,600 and $732,700 for the three and nine months ended September 30, 2000, respectively, and $140,000 and $328,200 for the three and nine months ended September 30, 1999, respectively. In conjunction with the acquisition of the 2000 Acquired Properties, the Trust has recorded a $920,000 acquisition fee payable to Chateau which was capitalized as part of the acquisition price of the 2000 Acquired Properties. In conjunction with the SunAmerica financings, the Trust has recorded a $313,000 subordination fee payable to Chateau.

For additional information concerning the Trust's relationship and transactions with Chateau, see Note 1.

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Three months ended September 30, 2000 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1999
------------------

Results of Operations
---------------------

The results of operations for the three months ended September 30, 2000 and 1999 are not directly comparable due to the acquisition of the 1999 Acquired Properties and the 2000 Acquired Properties. The Trust incurred a net loss of $1,166,400 and $473,700 for the three months ended September 30, 2000 and 1999, respectively. The net loss per Common Share was $11.01 in 2000 compared to a net loss of $4.67 in 1999.

As a result of the acquisition of the 1999 Acquired Properties and 2000 Acquired Properties, all major revenue and expense categories increased in the third quarter of 2000, specifically rent and utilities revenue, property operating costs, advisory fee expense, interest expense and depreciation. For the properties owned during both periods, rent and utilities revenue increased from $1,294,700 to $1,340,900 (3.6%), primarily due to rental increases. Property operating expenses increased from $568,200 to $695,300 (22.4%), primarily due to higher repairs, maintenance and utility expenses, including $20,000 of non-recurring maintenance expenses at the St. Clement's Crossing community.

Equity in earnings (losses) of joint ventures and limited partnerships, which represents the Trust's share of the net income (loss) of eight manufactured home communities held by joint ventures and limited partnerships, decreased from income of $30,900 in 1999 to a loss of $1,900 in 2000 due to the Trust's acquisition of additional joint venture and limited partnership interests.

Interest expense increased from $738,100 in 1999 to $1,685,300 in 2000, due to the acquisition of the 1999 Acquired Properties and 2000 Acquired Properties.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $103,600 in 1999 to $217,500 in 2000, due to the acquisition of the 1999 Acquired Properties and 2000 Acquired Properties.

General and administrative expenses decreased from $54,900 in 1999 to $37,600 in 2000 due to costs incurred in 1999 to appraise three of the Trust's properties.

Nine months ended September 30, 2000 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1999
--------

Results of Operations
---------------------

The results of operations for the nine months ended September 30, 2000 and 1999 are not directly comparable due to the acquisition of the 1999 Acquired Properties and the 2000 Acquired Properties. The Trust incurred a net loss of $2,986,700 and $865,600 for the nine months ended September 30, 2000 and 1999, respectively. The net loss per Common Share was $28.33 in 2000 compared to a net loss of $8.93 in 1999.

As a result of the acquisition of the 1999 Acquired Properties and 2000 Acquired Properties, all major revenue and expense categories increased in the first nine months of 2000, specifically rent and utilities revenue, property operating costs, advisory fee expense, interest expense and depreciation. For the properties owned during both periods, rent and utilities revenue increased from $2,369,300 to $2,443,000 (3.1%), primarily due to rental increases. Property operating expenses increased from $1,133,700 to $1,249,200 (10.2%) primarily due to higher utility and repairs and maintenance expenses.

Equity in earnings (losses) of joint ventures and limited partnerships, which represents the Trust's share of the net income (loss) of eight manufactured home communities held by joint ventures and limited partnerships, decreased from income of $14,200 in 1999 to a loss of $8,700 in 2000.

Interest expense increased from $1,430,600 in 1999 to $4,258,900 in 2000, due to the acquisition of the 1999 Acquired Properties and 2000 Acquired Properties and higher interest rates on floating rate debt.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $209,600 in 1999 to $524,100 in 2000, due to the acquisition of the 1999 Acquired Properties and 2000 Acquired Properties.

General and administrative expenses increased from $100,100 in 1999 to $106,800 in 2000 due mainly to an increase in professional fees.

Liquidity and Capital Resources
-------------------------------

The Trust's principal sources of liquidity during the nine months ended September 30, 2000 and 1999 were its cash flow generated from the operation of its communities, distributions from investments in joint ventures and limited partnerships and financing activities. Net cash provided by operating activities was $788,700 and $2,330,300 for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in investing activities was $25,270,700 and $32,791,700 for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities was $24,478,400 and $30,930,400 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash used in investing activities and provided by financing activities was due to the higher acquisition cost of the 1999 Acquired Properties. As of September 30, 2000, the Trust's cash and restricted cash amounted to approximately $1,499,800. In addition, as of September 30, 2000, the Trust had an unused capacity under its acquisition line of credit of $5,176,400.

The Trust's primary uses of its capital resources during the same periods were for cash distributions to shareholders, payment of advisory and management fees, and debt service. To maintain its qualification as a REIT under the Code, the Trust is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. The Trust declared a quarterly distribution on its Common Shares of $.375 per share in each of the first three quarters of 2000 and 1999. In addition, the Trust paid quarterly distributions on its Preferred Shares of $.375 per share in each of the first three quarters of 2000 and 1999. Future distributions on the Common Shares will be determined based on actual results of operations and cash available for distribution.

The Trust's principal long-term liquidity requirements will be the repayment of principal on its outstanding mortgage debt and the acquisition of additional properties in connection with the implementation of its Business Plan. At September 30, 2000, the Trust's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $42,549,400, consisting of fixed rate and variable rate debt. In addition, the Trust had $19,972,400 of unsecured notes payable to Chateau at September 30, 2000. The weighted average rate of interest on the fixed rate and variable rate debt was 8.61% and 9.34%, respectively, at September 30, 2000. The Trust and affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly.

On March 31, 2000, the Trust obtained $20.3 million of mortgage financing from SunAmerica, secured by seven of the Trust's wholly-owned properties. The loans bear interest at 8.56% and mature March 31, 2005. The net proceeds from the financing were used to pay down $17.2 million on the Trust's line of credit and pay off an existing mortgage of $2,050,000.

On May 31, 2000, the Trust obtained $11 million of mortgage financing from SunAmerica secured by six of the Trust's wholly-owned properties. The loans bear interest at 8.60% and mature on May 31, 2005. The net proceeds from the financing were used towards the funding of the acquisition of the 2000 Acquired Properties. Also on May 31, 2000 in conjunction with the acquisition of the 2000 Acquired Properties, the Trust assumed a $1.2 million mortgage payable and drew $7.4 million on its line of credit.

On August 31, 2000, the Trust drew $4.7 million in its acquisition line of credit in conjunction with the Heritage Point and Boulder Park acquisitions.

During 1999, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired six wholly-owned manufactured home communities and partial ownership interests in six other manufactured home communities. In addition, as of September 30, 2000, the Trust, through N'Tandem Properties L.P., acquired, in separate transactions, seven wholly-owned manufactured home communities and partial ownership interests in nine other manufactured home communities. As a result of these acquisitions and the combination of the Trust's partial ownership interests into wholly-owned manufactured home communities, the Trust currently owns 21 wholly-owned manufactured home communities and partial ownership interests in eight other manufactured home communities.

The future sources of liquidity for the Trust will be provided from property operations, cash reserves and distributions from investments in joint ventures and limited partnerships. The Trust expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses, advisory fees, debt service and distributions to shareholders, from cash flow provided from property operations and distributions from investments in joint ventures and limited partnerships. The Trust intends to fund the repayment of its mortgage debt with equity or other debt financings, including public financings. In addition, future acquisitions of properties will be funded through investments by Chateau or by other third parties in the Trust or with equity or other debt financings, including public financings. The availability of such investments or such financings will influence the Trust's decision to proceed with, and the pace of, future acquisition activities.

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

b)   Reports on Form 8-K

       On July 27, 2000, the Trust filed a current report on Form 8-K/A amending the financial statements contained in the current report on Form 8-K filed on June 12, 2000.

          The financial statements filed were as follows:

          Balance Sheets of Windsor Park Properties 3, A California Limited Partnership, as of December 31, 1999 and March 31, 2000 (Unaudited)

          Statements of Operations for Windsor Park Properties 3 for the years ended December 31, 1999 and 1998 and the three months ended March 31, 2000 and 1999 (Unaudited)

          Statements of Cash Flows for Windsor Park Properties 3 for the years ended December 31, 1999 and 1998 and the three months ended March 31, 2000 and 1999 (Unaudited)

          Balance Sheets of Windsor Park Properties 6, A California Limited Partnership, as of December 31, 1999 and March 31, 2000 (Unaudited)

          Statements of Operations for Windsor Park Properties 6 for the years ended December 31, 1999 and 1998 and the three months ended March 31, 2000 and 1999 (Unaudited)

          Statements of Cash Flows for Windsor Park Properties 6 for the years ended December 31, 1999 and 1998 and the three months ended March 31, 2000 and 1999 (Unaudited)


          The pro forma financial statements filed were as follows:

          Pro Forma Condensed Statements of Operations of the Trust for the three months ended March 31, 2000 and for the year ended December 31, 1999 (Unaudited).

          Pro Forma Condensed Balance Sheet of the Trust as of March 31, 2000 (Unaudited).

On September 12, 2000, The Trust filed a Current Report on Form 8-K, dated August 31, 2000, reporting, under Item 2, the acquisition of one manufactured home community from Hunter's Walk Corporation and the acquisition of one manufactured home community from Boulder Park LLC.

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


Date:  November 14, 2000