Form 10KSB40
period 2000-12-31
N TANDEM TRUST
filed 2001-03-23
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________


     Commission file number: 000-21470


                                N'TANDEM TRUST
                 --------------------------------------------
                (Name of small business issuer in its charter)

                         California                                              33-6109499
 ------------------------------------------------------------       ----------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

          6160 South Syracuse Way, Greenwood Village, Colorado 80111
          ----------------------------------------------------------
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

        Issuer's revenues for its most recent fiscal year:  $10,490,300

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates compared by reference to the price at which the common equity was sold: $5,184,500

     Transitional small business disclosure format (check one): Yes [_]  No [X]

     At December 31, 2000, the issuer had 109,308 and 98,073 Common and Preferred Shares, respectively, of Beneficial Interest outstanding.

                               TABLE OF CONTENTS

                                                PART I
                                                ------
                                                                                        Page
                                                                                        ----
Item 1 and 2.    Description of Business and Properties                                   3

Item 3.          Legal Proceedings                                                        9

Item 4.          Submission of Matters to a Vote of Security Holders                      9

                                               PART II
                                               -------

Item 5.          Market for the Trusts' Common Equity and Related Shareholder Matters    10

Item 6.          Management's Discussion and Analysis                                    10

Item 7.          Financial Statements                                                    13

Item 8.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                                29

                                               PART III
                                               --------

Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act                       30

Item 10.         Executive Compensation                                                  31

Item 11.         Security Ownership of Certain Beneficial Owners and Management          31

Item 12.         Certain Relationships and Related Transactions                          32

Item 13.         Exhibits and Reports on Form 8-K                                        33

                 SIGNATURES                                                              35

                                      PART I
                                      ------
Certain matters discussed under the captions "Description of Business and Properties," "Management's Discussion and Analysis" and elsewhere in this Annual Report on Form 10-KSB may constitute forward-looking statements for purposes of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of N'Tandem Trust may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues in the housing industry, shifts in customer demands, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of N'Tandem Trust. Readers are cautioned that N'Tandem Trust's actual results could differ materially from those set forth in such forward-looking statements.

Items 1 and 2.  DESCRIPTION OF BUSINESS AND PROPERTIES
                --------------------------------------

General
-------

N'Tandem Trust, an unincorporated business trust (the "Trust"), was formed in November 1991 under the laws of the State of California. The Trust was organized to invest in existing, substantially developed and occupied manufactured home communities. The Trust was funded through a public offering of common shares of beneficial interest (the "Common Shares") and preferred shares of beneficial interest (the "Preferred Shares"), which commenced in April 1992 and terminated in April 1993. The sponsor and advisor of the Trust is The Windsor Corporation, a California corporation (the "Advisor"). In September 1997, Chateau Communities, Inc., a publicly traded real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of the Advisor. At December 31, 2000, the Trust's portfolio was comprised of 36 manufactured home communities containing 7,835 homesites located in fourteen states.

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

As a result of the approval of the Organizational Amendments, the Trust has been able to complete certain transactions and effect certain changes, including its restructuring as an umbrella partnership REIT, through its limited partnership subsidiary, N'Tandem Properties, L.P., which will facilitate tax-free and/or tax-deferred acquisitions of additional properties and its initiation of a growth-oriented business plan (the "Business Plan") intended to cause the Trust to attain greater size and asset diversity. In addition, the Trust intends to continue to move forward with its Business Plan and, if successful in the execution of its the Business Plan, may seek to raise additional capital through an underwritten public offering or a private placement of Common Shares or other securities of the Trust.

Additionally, Chateau has announced that the Trust will be a primary vehicle through which Chateau will make investments in manufactured home communities that do not fit the core asset type typical of the existing Chateau portfolio, which is characterized by large, stable, institutional-quality, fully amenitized communities. The Trust will employ higher levels of leverage than Chateau and will focus primarily on "lower profile assets," meaning communities that (i) are typically not part of a portfolio of manufactured housing community properties;
(ii) are located in tertiary demographic and geographic markets; (iii) are not managed by a nationally known manufactured home community operator; (iv) may be smaller and are likely to have fewer amenities; and (v) have a greater proportion of single-section homes than the typical Chateau community. The Trust believes that its affiliation with Chateau will benefit the Trust by providing it with access to Chateau's national organization, management team and investment and management philosophies. Through its affiliation with Chateau, the Trust believes that it will be exposed to a wider range of acquisition opportunities as a result of Chateau's national organization and knowledge of the manufactured housing community industry and will benefit from Chateau's expertise in effectively and efficiently managing properties. At December 31, 2000, Chateau held 9.8% of the Trust's outstanding shares.

The Trust anticipates that it will focus on acquisitions where the Trust believes there is substantial opportunity to improve operational and financial results or where for some reason, because of poor management or otherwise, a property is operating substantially below its potential. The Trust anticipates that the funds required to implement its Business Plan are likely to come from
(i) additional investments from Chateau or unaffiliated third parties, (ii) traditional mortgage financing or refinancing or (iii) sales of equity and debt securities. In addition, the Trust will seek to engage in consolidation and acquisition transactions with other owners of manufactured home communities, which meet the Trust's property and acquisition criteria, using its equity securities or limited partner units of N'Tandem Properties, L.P., to facilitate such transactions.

2000 Acquisitions
-----------------

On May 31, 2000, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired, in two separate transactions, (i) four manufactured home communities and partial ownership interests in four other manufactured home communities (collectively, the "WPP 3 Properties") from Windsor Park Properties 3, A California Limited Partnership ("WPP 3"), and (ii) one manufactured home community and partial ownership interests in five other manufactured home communities (collectively, the "WPP 6 Properties") from Windsor Park Properties 6, A California Limited Partnership ("WPP 6"). Both WPP 3 and WPP 6 were affiliates of the Trust.

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

The WPP 6 Properties consisted of:

     . Chisholm Creek, a 251-site manufactured home community, located in Wichita, Kansas;
     . a 58% ownership interest in Town & Country Estates, a 320-site manufactured home community, located in Tucson, Arizona;
     . a 44% ownership interest in Carefree Village, a 406-site manufactured home community, located in Tampa, Florida;
     . a 41% ownership interest in Rancho Margate, a 245-site manufactured home community, located in Margate, Florida;
     . a 41% ownership interest in Winter Haven, a 238-site manufactured home community, located in Winter Haven, Florida; and
     . a 31% ownership interest in Garden Walk, a 484-site manufactured home community, located in Palm Beach Gardens, Florida.

The aggregate purchase price for the WPP 3 and WPP 6 Properties was approximately $25,989,600, of which $11 million was borrowed from SunAmerica Life Insurance Company ("SunAmerica") pursuant to mortgage indebtedness on six of the Trust's properties, a $1.2 million mortgage was assumed, and the remainder of the purchase price was funded through the Trust's $20 million acquisition line of credit with U.S. Bank N.A. In connection with the acquisition of the WPP3 and WPP 6 Properties, the Trust also assumed debt attributable to the nine partial ownership interests in the amount of $7,162,000. The mortgage indebtedness with SunAmerica is scheduled to mature on April 1, 2005 and bears interest at 8.60%. The acquisition line of credit, which was obtained by the Trust on November 16, 1999, has a term of two years and bears interest at LIBOR plus 100 basis points. The acquisition line of credit is guaranteed by Chateau. Both WPP 3 and WPP 6 were affiliates of the Trust.

On August 31, 2000, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired, in two separate transactions, Heritage Point, a manufactured home community containing 265 homesites located in Montgomery, Alabama, for $2,295,000 from the Hunter's Walk Corporation, an Alabama corporation, and Boulder Park, a manufactured home community containing 216 homesites located in Pharr, Texas, for $2,380,000 through a merger with Boulder Park LLC, a Texas limited liability company and related party.

On December 7, 2000, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired, in two separate transactions, (i) two manufactured home communities and partial ownership interests in five other manufactured home communities (collectively, the "WPP 5 Properties") from Windsor Park Properties 5, A California Limited Partnership ("WPP 5"), and (ii) five manufactured home community and partial ownership interests in five other manufactured home communities (collectively, the "WPP 7 Properties") were from Windsor Park Properties 7, A California Limited Partnership ("WPP 7"). Both WPP 5 and WPP 7 were affiliates of the Trust.

The WPP 5 Properties consisted of:

     . Lakeside, a 103-site manufactured home community, located in Lithia Springs, Georgia;
     . Plantation Estates, a 137-site manufactured home community, located in Lithia Springs, Georgia;
     . a 42% ownership interest in Town & Country Estates, a 320-site manufactured home community, located in Tucson, Arizona;
     . a 26% ownership interest in Rancho Margate, a 245-site manufactured home community, located in Margate, Florida;
     . a 26% ownership interest in Winter Haven, a 238-site manufactured home community, located in Winter Haven, Florida;
     . a 9% ownership interest in Apache East, a 123-site manufactured home community, located in Apache Junction, Arizona; and
     . a 9% ownership interest in Denali Park Estates, a 162-site manufactured home community, located in Apache Junction, Arizona.

The WPP 7 Properties consisted of:

     . Kings & Queens, a 107-site manufactured home community, located in Lakeland, Florida;
     . Lucerne Lakeside, a 140-site manufactured home community, located in Winter Haven, Florida;
     . North Glen, a 289-site manufactured home community, located in Westfield, Indiana;
     . The Hills, a 227-site manufactured home community, located in Richland, Washington;
     . Village Glen, a 143-site manufactured home community, located in Melbourne, Florida;
     . a 69% ownership interest in Garden Walk, a 484-site manufactured home community, located in Palm Beach Gardens, Florida;
     . a 60% ownership interest in Long Lake, a 134-site manufactured home community, located in West Palm Beach, Florida;
     . a 56% ownership interest in Carefree Village, a 406-site manufactured home community, located in Tampa, Florida;
     . a 26% ownership interest in Apache East, a 123-site manufactured home community, located in Apache Junction, Arizona; and
     . a 26% ownership interest in Denali Park Estates, a 162-site manufactured home community, located in Apache Junction, Arizona.

The aggregate purchase price paid by the Trust for the WPP 5 and WPP 7 Properties was $41,282,000, which included $25,204,800 in aggregate net proceeds payable to WPP 5 and WPP 7. Concurrently with the closing of the acquisition of the WPP 5 and WPP 7 Properties, the Trust also repaid $8,632,000 of mortgage debt that was attributable to joint venture interests it had previously held in the WPP 5 and WPP 7 Properties. To fund these transactions, N'Tandem Properties, L.P. borrowed $41,520,000 from Anchor National Life Insurance Company ("Anchor National") pursuant to mortgage indebtedness on thirteen of its properties (including the WPP 5 and WPP 7 Properties), drew $3,826,600 on the Trust's $20 million acquisition line of credit with U.S. Bank N.A., and borrowed the remainder from Chateau pursuant to an unsecured promissory note. The mortgage indebtedness with Anchor National life Insurance Company, which was obtained on December 7, 2000, is scheduled to mature on December 7, 2005 and bears interest at 7.63% per annum. The unsecured promissory note between the Trust and Chateau bears interest at Prime plus 100 basis points and is due December 7, 2001.

At December 31, 1999, the Trust held investments in joint ventures and limited partnerships consisting of interests in seven manufactured home communities (the "Investments"). During 2000, the Trust was able to acquire the remaining ownership interests in the Investments and, as a result, 100% ownership of these seven communities. In addition, as a result of the acquisition of the WPP 3, WPP 5, WPP 6, and WPP 7 Properties, the Trust was able to acquire all of the outstanding ownership interests in three other manufactured home communities.

The acquired WPP 3, WPP 6, WPP 5, WPP 7, Boulder Park and Heritage Point Properties shall hereafter be referred to as the "2000 Acquisitions."

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

All of the Trust's properties are located in or near small to medium sized metropolitan areas. Accordingly, they compete for rentals not only with other manufactured home communities but also with apartments and other forms of low-cost housing that might exist in their respective market areas.

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

Recently Issued Accounting Standards
------------------------------------

In 2000, the Trust adopted Staff Accounting Bulletin ("SAB") 101 released by the Securities and Exchange Commission, entitled "Revenue Recognition in Financial Statements." SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on certain criteria. The adoption of SAB 101 had no material effect on the Trust's financial position or results of operations.


            [The remainder of this page left intentionally blank.]

The following table sets forth certain information as of December 31, 2000 relating to the Trust's 36 manufactured home communities:

                                                                              Weighted
                                                                              Average
Name of                                             Date         Number     Monthly Rent                Real Estate   Federal Tax
Property                         Location         Acquired      of Sites    Per Site (1)   Occupancy       Taxes       Basis (2)
-----------------------------------------------------------------------------------------------------------------------------------
Heritage Point (4)        Montgomery, AL           08/00          265           $177          91%       $ 22,500      $ 2,560,400
Sea Pines (3)             Mobile, AL               09/99          415           $177          70%       $ 16,300      $ 4,095,000
Woodland Hills (3)        Montgomery, AL           03/98          627           $173          91%       $ 38,500      $ 5,770,200
Apache East               Apache Jct, AZ           12/00          123           $222          96%       $ 18,300      $ 1,902,400
Denali Park Estates       Apache Jct, AZ           12/00          162           $243          91%       $ 25,100      $ 3,356,400
El Frontier (3)           Tucson, AZ               02/94          179           $327          92%       $ 25,800      $ 2,748,900
Town & Country (4)        Tucson, AZ               12/00          320           $254          94%       $ 39,800      $ 5,651,100
Weststar (3)              Tucson, AZ               01/93           89           $272          98%       $ 12,100      $ 1,069,900
A Garden Walk (4)         Palm Beach Gardens, FL   12/00          484           $380          88%       $180,900      $11,594,000
Carefree (4)              Tampa, FL                12/00          406           $339          82%       $149,300      $ 6,252,500
Harmony Ranch             Thonotosassa, FL         05/00          193           $261          82%       $ 52,500      $ 2,254,900
Kings & Queens (4)        Lakeland, FL             12/00          107           $248         100%       $ 21,200      $ 1,962,900
Long Lake (4)             West Palm Beach, FL      12/00          150           $395          96%       $ 44,600      $ 3,283,000
Lucerne (4)               Winterhaven, FL          12/00          140           $238          98%       $ 29,300      $ 2,685,000
Rancho Margate            Margate, FL              12/00          245           $418          88%       $154,200      $ 6,247,400
Village Glen (4)          Melbourne, FL            12/00          143           $278          94%       $ 35,900      $ 3,096,400
Winter Haven (4)          Winterhaven, FL          12/00          238           $242          97%       $ 37,100      $ 3,601,200
Lakeside (4)              Lithia Springs,GA        12/00          104           $226          97%       $ 13,500      $ 1,728,900
Plantation Estates (4)    Douglasville, GA         12/00          137           $237          95%       $ 13,800      $ 1,962,600
North Glen Village (4)    Westfield, IN            12/00          291           $290          99%       $ 30,500      $ 6,291,900
Pondarosa (3)             Indianapolis, IN         05/00          148           $239          99%       $ 13,900      $ 2,256,100
Chisholm Creek (3)        Wichita, KS              05/00          254           $188          94%       $ 37,300      $ 3,011,600
Lexington (3)             Lexintgon Park, MD       12/98           76           $328          75%       $  8,400      $ 1,531,300
St. Clement's             Lexington Park, MD       11/98          200           $279          51%       $ 29,700      $ 2,816,700
Suburban (3)              Lexington Park, MD       12/98          136           $326          85%       $ 14,000      $ 2,797,600
Aztec Village (3)         Albuquerque, NM          09/99          163           $390          96%       $ 28,100      $ 5,359,500
Longview                  Albuquerque, NM          07/99           93           $300          94%       $  7,100      $ 1,789,700
South Pointe (3)          Albuquerque, NM          05/99          282           $316          98%       $ 69,000      $ 6,522,800
Village Park (3)          Albuquerque, NM          09/99          180           $362          87%       $ 22,900      $ 5,815,200
The Pines                 Ladson, SC               05/00          204           $157          98%       $  7,700      $   724,700
Shady Hills (3)           Nashville, TN            05/00          249           $223          88%       $ 42,100      $ 2,450,900
Trailmont (3)             Nashville, TN            05/00          131           $261         100%       $ 15,600      $ 2,340,300
Boulder Park              Pharr, TX                08/00          216           $228          81%       $ 27,200      $ 2,483,100
Sunset Vista (3)          Magna, UT                06/99          207           $294         100%       $ 28,200      $ 3,850,400
The Hills (4)             Richland, WA             12/00          227           $289          98%       $ 62,620      $ 4,244,000
Big Country (3)           Cheyenne, WY             05/00          251           $223          96%       $ 11,400      $ 2,560,400
                                                                -----                        ---
                                                                7,835                         90%
                                                                =====                        ===

_____________________________________
(1)  Average rental rates in effect on December 31, 2000.
(2) For income tax purposes, the property and its components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.
(3) Property is part of the portfolio that collateralizes the SunAmerica mortgage loans.
(4) Property is part of the portfolio that collateralizes the Anchor National mortgage loans.

The Trust operates the properties as manufactured home communities, renting sites to manufactured home residents on a month-to-month basis. The overall occupancy of the 36 communities owned by the Trust at December 31, 2000 was approximately 90%. The properties compete for rentals with other manufactured home communities and apartments in their local markets. The Advisor continues to maintain the communities in good condition and promote them to improve occupancy. It is the Advisor's opinion that the properties are in good condition and are adequately insured.

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Trust outstanding as of December 31, 2000.

                                                           Interest
                                            Amount of      Rate at     Maturity
                                           Indebtedness    12-31-00      Date
                                          -------------------------------------
Mortgage Debt:
    Aztec Village (SunAmerica)              $  3,160,700     8.69%       10/03
    Village Park (SunAmerica)                  3,546,600     8.69%       10/03
    Harmony Ranch                              1,200,000     8.87%   a    9/02
    Apache/Denali                              2,895,900     8.38%        3/06
    SunAmerica (7 properties)                 20,225,100     8.56%        3/05
    SunAmerica (6  properties)                10,968,000     8.60%        5/05
    Anchor National (13 properties)           41,520,000     7.63%       12/05
                                            ------------
                                            $ 83,516,300
                                            ------------
Unsecured Debt:
    Chateau                                 $ 27,210,800    10.50%   b   12/01
    U.S. Bank Line of Credit                  18,700,000     7.60%   c   11/01
                                            ------------
                                            $ 45,910,800
                                            ------------
Total Secured and Unsecured Debt            $129,427,100
                                            ============


    (a)  Interest rate on Harmony Ranch note is LIBOR + 295bp.
    (b)  Interest rate on Chateau note is Prime +100bp.
    (c)  Interest rate on U.S. Bank Line of Credit is LIBOR + 100bp.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no matters submitted to security holders for a vote during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB.

                                    PART II
                                    -------

Item 5.  MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         --------------------------------------------------------------------

As of December 31, 2000, there was no public market for the Trust's Common Shares. As of December 31, 2000, there were 181 shareholders of record holding an aggregate of 109,308 Common Shares.

Cash distributions paid to holders of Common Shares since December 31, 1998 are as follows:


                            Aggregate               Per
    Date Paid                Amount                Share
    ---------                ------                -----

November 2000               $41,000                $0.375
August 2000                 $41,000                $0.375
May 2000                    $41,000                $0.375
February 2000               $41,000                $0.375

November 1999               $41,000                $0.375
August 1999                 $41,000                $0.375
May 1999                    $41,000                $0.375
February 1999               $41,000                $0.375

Common Shares and Preferred Shares receive distributions of cash from operations when and as declared by the Trustees. During the year ended December 31, 2000 holders of Preferred shares received aggregate cash distributions of $147,100. The Trustees are required to declare a Preferred Share dividend on the Preferred Shares annually, equal to between 6% and 7% of the per share original offering price of the Preferred Shares, as adjusted for prior distributions. Once the annual Preferred Share Dividend Preference is declared and paid, the Trustees may declare annually, at their discretion, a Common Share dividend which may not exceed the amount of the Preferred Share dividend for such year. Any distributions in excess of the above amounts are required to be distributed pro rata among the Preferred Shares and the Common Shares as a single class.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

Overview
--------

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB.

The Trust was formed in November 1991 as an unincorporated business trust under the laws of the State of California. At December 31, 2000, the Trust's portfolio was comprised of 36 manufactured home communities containing 7,835 homesites located in fourteen states.

Since its organization, the Trust has elected to qualify as a REIT under the Code and thus does not generally pay federal corporate income taxes on its earnings to the extent such earnings are distributed to shareholders.

Results of Operations
---------------------

The results of operations for the years ended December 31, 2000 and 1999 are not directly comparable due to the acquisition of six communities during 1999 (the "1999 Acquisitions") and the acquisition of the 2000 Acquisitions. The Trust incurred net losses of $5,405,200 and $1,807,300 for the years ended December 31,

2000 and 1999, respectively. The increase in the loss is mainly attributable to the increase in interest and depreciation expenses as a result of the 1999 Acquisitions and 2000 Acquisitions. The net loss per Common Share was $50.80 in 2000 and $17.88 in 1999.

As a result of the 1999 Acquisitions and 2000 Acquisitions, all major revenue and expense categories increased in 2000, specifically rent and utilities revenue, property operating costs, advisory fee expense, interest expense and depreciation. For the properties owned during both periods, rent and utilities revenue increased from $3,188,200 to $3,261,300 (2.3%), primarily due to rental increases but also including a 1% decrease in revenue at the St. Clement's community, which has been undergoing redevelopment. Property operating expenses increased from $1,550,900 to $1,637,600 (5.6%) primarily due to higher payroll and marketing expenses.

Equity in losses of joint ventures and limited partnerships, which represents the Trust's share of the net losses of seven joint venture properties, decreased from a loss of $52,200 in 1999 to a loss of $42,300 in 2000 due to the acquisition of joint venture and limited partnership interests throughout the year. At December 31, 2000, the Trust did not have any investments in joint ventures or limited partnerships.

Interest expense increased to $7,287,400 in 2000 from $2,534,700 in 1999 due to the 2000 Acquisitions and higher interest rates on floating rate debt.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $346,700 in 1999 to $784,600 in 2000 due to the 1999 Acquisitions and 2000 Acquisitions.

General and administrative expenses increased slightly from $246,900 in 1999 to $256,500 in 2000.

Liquidity and Capital Resources
-------------------------------

The Trust's principal sources of liquidity during the years ended December 31, 2000 and 1999 were its cash flow generated from the operation of its communities, distributions from investments in joint ventures and limited partnerships and financing activities. Net cash provided by operating activities was $1,425,700 and $52,900 for the years ended December 31, 2000 and 1999, respectively, primarily due to the increase in amounts due to advisor and affiliates. Net cash used in investing activities was $75,915,900 and $34,419,400 for the years ended December 31, 2000 and 1999, respectively, which was used primarily for acquisitions. At December 31, 2000, the Trust's cash amounted to approximately $1,007,000. In addition, as of December 31, 2000, the Trust had an unused capacity under its acquisition line of credit of $1.3 million.

The Trust's primary uses of its capital resources during the same periods were for cash distributions to shareholders, property acquisitions, payment of advisory and management fees and debt service. To maintain its qualification as a REIT under the Code, the Trust is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. The Trust declared quarterly distributions on its Common Shares of $0.375 per share, or an aggregate of $1.50 per annum, in both 1999 and 2000. In addition, the Trust paid quarterly distributions on its Preferred Shares of $0.375 per share, or an aggregate of $1.50 per annum, in both 1999 and 2000. Future distributions on the Common Shares will be determined based on actual results of operations and cash available for distribution.

The Trust's principal long-term liquidity requirements will be the repayment of principal on its outstanding mortgage debt and the acquisition of additional properties in connection with the implementation of its Business Plan. At December 31, 2000, the Trust's total mortgage debt was approximately $83,516,000, consisting of $82,316,000 of fixed rate debt and $1,200,000 of variable rate debt. The weighted average rate of interest on the fixed rate debt and variable rate debt was 8.10% and 8.87%, respectively, at

December 31, 2000. In addition, the Trust had $27,210,800 of unsecured notes with a variable rate of interest of 10.5%, payable to Chateau at December 31, 2000.

On March 31, 2000, the Trust obtained $20.3 million of mortgage financing from SunAmerica, secured by seven of the Trust's wholly owned properties. The loans bear interest at 8.56% and mature March 31, 2005. The net proceeds from the financing were used to pay down $17.2 million on the Trust's line of credit and pay off an existing mortgage of $2,050,000.

On May 31, 2000, the Trust obtained $11 million of mortgage financing from SunAmerica secured by six of the Trust's wholly owned properties. The loans bear interest at 8.60% and mature on May 31, 2005. The net proceeds from the financing were used towards the funding of the acquisition of five properties and partial ownership interests in nine other properties. In conjunction with this transaction, the Trust assumed a $1.2 million mortgage payable and drew $7.4 million on its line of credit.

On August 31, 2000, the Trust drew $4.7 million in its acquisition line of credit in conjunction with the Heritage Point and Boulder Park acquisitions.

On December 7, 2000, the Trust obtained $41.5 million of mortgage financing from Anchor National secured by thirteen of the Trust's wholly owned properties. The loans bear interest at 7.63% and mature on December 31, 2005. The net proceeds from the financing were used towards the funding of the acquisition of seven properties and partial ownership interests in eight other properties.

The future sources of liquidity for the Trust will be provided from property operations and cash reserves. The Trust expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses, advisory fees, debt service, and distributions to shareholders, from cash flow provided from property operations. The Trust intends to fund the repayment of its mortgage debt with equity or other debt financings, including public financings. In addition, future acquisitions of properties will be funded through investments by Chateau or by other third parties in the Trust or with equity or other debt financings, including public financings. The availability of such investments or such financings will influence the Trust's decision to proceed with, and the pace of, future acquisition activities.

Inflation
---------

All of the leases or terms of residents' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Trust to seek market rentals upon reletting the sites.
Such leases generally minimize the risk to the Trust of any adverse effect of inflation.

Item 7.  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report:


                                                                      Page
                                                                      ----

Report of Independent Accountants                                       14

Consolidated Balance Sheet as of December 31, 2000                      15

Consolidated Statements of Operations for the Years Ended
 December 31, 2000 and 1999                                             16

Consolidated Statements of Shareholders' Equity for
 the Years Ended December 31, 2000 and 1999                             17

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2000 and 1999                                             18

Notes to Consolidated Financial Statements                              19

                       Report of Independent Accountants

To the Shareholders and Trustees of N'Tandem Trust:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of N'Tandem Trust (the "Trust"), at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Denver, Colorado
March 16, 2001

                                N'TANDEM TRUST
                                --------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------

ASSETS                                                                                        December 31, 2000
------                                                                                        -----------------
Property held for investment, net                                                                $  121,058,500
Property held for sale, net (Note 11)                                                                 6,233,500
Cash and cash equivalents                                                                             1,007,000
Restricted cash                                                                                       1,296,100
Deferred financing costs, net of accumulated
   amortization of $207,700                                                                           1,559,900
Other assets                                                                                          1,523,500
                                                                                                 --------------
Total Assets                                                                                     $  132,678,500
                                                                                                 ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
   Mortgage notes payable                                                                        $   83,516,300
   Line of credit                                                                                    18,700,000
   Note payable to Chateau Communities, Inc.                                                         27,210,800
   Accounts payable                                                                                     168,000
   Accrued expenses                                                                                   1,141,900
   Other liabilities                                                                                  1,799,600
   Due to general partners and affiliates                                                             5,363,500
                                                                                                 --------------
Total Liabilities                                                                                   137,900,100
                                                                                                 --------------
Commitments and Contingencies (Note 9)

Shareholders' Equity:
   Preferred shares of beneficial interest, $0.01 par value; unlimited
      shares authorized; 98,073 shares issued and outstanding                                         2,121,700
   Common shares of beneficial interest, $0.01 par value; unlimited
      shares authorized; 109,308 shares issued and outstanding                                        2,401,400
   Dividends in excess of accumulated earnings                                                       (9,744,700)
                                                                                                 --------------
Total Shareholders' Equity                                                                           (5,221,600)
                                                                                                 --------------
Total Liabilities and Shareholders' Equity                                                       $  132,678,500
                                                                                                 ==============

         See accompanying notes to consolidated financial statements.

                                N'TANDEM TRUST
                                --------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                For The Year Ended December 31,
                                                -------------------------------
                                                    2000               1999
                                                ------------       ------------
REVENUES
--------

Rent and utilities                              $ 10,318,400       $  4,615,100
Equity in losses of joint ventures and
   limited partnerships                              (42,300)           (52,200)
Interest                                              25,600              1,500
Other                                                188,600            196,300
                                                ------------       ------------
                                                  10,490,300          4,760,700
                                                ------------       ------------

COSTS AND EXPENSES
------------------

Property operating expenses                        4,944,400          2,209,300
Interest                                           7,287,400          2,534,700
Depreciation                                       2,622,600          1,230,400
Advisory fee                                         784,600            346,700
General and administrative:
   Related parties                                         -             14,100
   Other                                             256,500            232,800
                                                ------------       ------------
                                                  15,895,500          6,568,000
                                                ------------       ------------
Net loss                                        $ (5,405,200)      $ (1,807,300)
                                                ------------       ------------
Preferred dividends paid                        $   (147,100)      $   (147,100)
                                                ------------       ------------
Net loss attributable to common shares          $ (5,552,300)      $ (1,954,400)
                                                ============       ============
Basic and diluted loss per common share         $     (50.80)      $     (17.88)
                                                ============       ============
Dividends per common share                      $       1.50       $       1.50
                                                ============       ============

         See accompanying notes to consolidated financial statements.

                                N'TANDEM TRUST
                                --------------

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              -----------------------------------------------
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               ----------------------------------------------

                                                    Dividends in
                                                      excess of
                           Preferred     Common      Accumulated
                             Shares      Shares        Earnings      Total
                          -----------  -----------  ------------  -----------

Balance at
December 31, 1998         $ 2,121,700  $ 2,401,400  $ (1,910,000) $ 2,613,100

Net Loss                                              (1,807,300)  (1,807,300)

Dividends preferred                                     (147,100)    (147,100)

Dividends common                                        (164,000)    (164,000)
                          -----------  -----------  ------------  -----------
Balance at
December 31, 1999         $ 2,121,700  $ 2,401,400  $ (4,028,400) $   494,700
                          -----------  -----------  ------------  -----------

Net Loss                                              (5,405,200)  (5,405,200)

Dividends preferred                                     (147,100)    (147,100)

Dividends common                                        (164,000)    (164,000)

                          -----------  -----------  ------------  -----------
Balance at
December 31, 2000         $ 2,121,700  $ 2,401,400  $ (9,744,700) $(5,221,600)
                          ===========  ===========  ============  ===========

         See accompanying notes to consolidated financial statements.

                                    N'TANDEM TRUST
                                    --------------
                   CONSOLIDATED STATEMENTS OF STATEMENTS OF CASH FLOWS
                   ---------------------------------------------------
                                       (unaudited)

                                                                                        For the Year Ended December 31,
                                                                                  -------------------------------------------
                                                                                      2000                           1999
                                                                                  -------------                  ------------
Cash flows from operating activities:
Net loss                                                                          $ (5,405,200)                  $ (1,807,300)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation                                                                       2,622,600                      1,230,400
  Equity in losses of joint ventures
   and limited partnerships                                                             42,300                         52,200
  Joint ventures' cash contributions                                                   (42,300)                       (52,200)
  Amortization of deferred financing costs                                             226,700                         24,800
  Changes in operating assets and liabilities:
   Increase in other assets                                                           (671,600)                      (105,100)
   Increase in accounts payable                                                        156,600                          4,400
   Increase in accrued expenses                                                        413,900                        101,600
   Increase (decrease) in other liabilities                                           (130,900)                        54,600
   Increase in due to advisor and affiliates                                         4,213,600                        549,500
                                                                                  ------------                   ------------
Net cash provided by operating activities                                            1,425,700                         52,900
                                                                                  ------------                   ------------
Cash flows from investing activities:
  Acquisition of and additions to property held for investment                     (59,318,800)                   (29,533,200)
  Costs associated with potential acquisitions                                               -                       (283,000)
  Increase in escrow accounts                                                       (1,296,100)                             -
  Joint ventures' and limited partnerships' cash distributions                         494,600                        146,300
  Investment in and purchase of joint ventures
   and limited partnerships                                                        (15,795,600)                    (4,749,500)
                                                                                  ------------                   ------------
Net cash used in investing activities                                              (75,915,900)                   (34,419,400)
                                                                                  ------------                   ------------
Cash flows from financing activities:
  Dividends paid                                                                      (311,100)                      (311,100)
  Proceeds from mortgage notes payable                                              72,793,600                      7,632,900
  Proceeds from line of credit                                                      23,306,500                     15,000,000
  Repayment of line of credit                                                      (19,606,500)                             -
  Principal payments on mortgage notes payable                                      (2,218,600)                             -
  Loan origination fees                                                             (1,539,200)                      (230,000)
  Repayment of note due to Chateau Communities, Inc.                                (3,540,200)                   (10,736,600)
  Proceeds from note due to Chateau Communities Inc.                                 6,000,000                     23,597,700
                                                                                  ------------                   ------------
Net cash provided by financing activities                                           74,884,500                     34,952,900
                                                                                  ------------                   ------------
Net increase in cash and cash equivalents                                              394,300                        586,400

Cash and cash equivalents at beginning of period                                       612,700                         26,300
                                                                                  ------------                   ------------
Cash and cash equivalents at end of period                                        $  1,007,000                   $    612,700
                                                                                  ============                   ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest (non capitalized)                        $  3,070,700                   $  2,534,700
                                                                                  ============                   ============
Non-cash investing and financing activities:
  Assumption of mortgage notes payable                                            $  4,117,700                   $          -
  Increase in property due to acquisition of
   joint venture interests                                                          20,710,800                              -
  Accrual of acquisition fees due to advisor                                           920,000                              -
  Accrual of subordination fees due to advisor                                         728,200
  Issuance of note payable for acquisition fees due to advisor                       1,238,400                              -

         See accompanying notes to consolidated financial statements.

                                N'TANDEM TRUST
                                --------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


NOTE 1. THE TRUST AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ----------------------------------------------------------

The Trust
---------

N'Tandem Trust, an unincorporated business trust (the "Trust"), was formed in November 1991 under the laws of the State of California. The Trust was organized to invest in existing, substantially developed and occupied manufactured home communities. The Trust was funded through a public offering of common shares of beneficial interest (the "Common Shares") and preferred shares of beneficial interest (the "Preferred Shares"), which commenced in April 1992 and terminated in April 1993. The sponsor and advisor of the Trust is The Windsor Corporation, a California corporation (the "Advisor"). In September 1997, Chateau Communities, Inc., a publicly traded real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of the Advisor.

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

As a result of the approval of the Organizational Amendments, the Trust has been able to complete certain transactions and effect certain changes, including its restructuring as an umbrella partnership REIT, through its limited partnership subsidiary, N'Tandem Properties, L.P., which will facilitate tax-free and/or tax-deferred acquisitions of additional properties and its initiation of a growth-oriented business plan (the "Business Plan") intended to cause the Trust to attain greater size and asset diversity. In addition, the Trust intends to continue to move forward with its Business Plan and, if successful in the execution of its the Business Plan, may seek to raise additional capital through an underwritten public offering or a private placement of Common Shares or other securities of the Trust.

Additionally, Chateau has announced that the Trust will be a primary vehicle through which Chateau will make investments in manufactured home communities that do not fit the core asset type typical of the existing Chateau portfolio, which is characterized by large, stable, institutional-quality, full amenitized communities. The Trust will employ higher levels of leverage than Chateau and will focus primarily on "lower profile assets," meaning communities that (i) are typically not part of a portfolio of manufactured housing community properties;
(ii) are located in tertiary demographic and geographic markets; (iii) are not managed by a nationally known manufactured home community operator; (iv) may be smaller and are likely to have fewer amenities; and (v) have a greater proportion of single-section homes than the typical Chateau community. The Trust believes that its affiliation with Chateau will benefit the Trust by providing it with access to Chateau's national organization, management team and investment and management philosophies. Through its affiliation with Chateau, the Trust believes that it will be exposed to a wider range of acquisition opportunities as a result of Chateau's national organization and knowledge of the manufactured housing community industry and will benefit from Chateau's expertise in effectively and efficiently managing properties. At December 31, 2000, Chateau held 9.8% of the Trust's outstanding shares.

The Trust anticipates that it will focus on acquisitions where the Trust believes there is substantial opportunity to improve operational and financial results or where for some reason, because of poor management or otherwise, a property is operating substantially below its potential. The Trust anticipates that the funds required to implement its Business Plan are likely to come from (i) additional investments from Chateau or unaffiliated third parties, (ii) traditional mortgage financing or refinancing or (iii) sales of equity and debt securities. In addition, the Trust will seek to engage in consolidation and acquisition transactions with other owners of manufactured home communities, which meet the Trust's property and acquisition criteria, using its equity securities or limited partner units of N'Tandem Properties, L.P., to facilitate such transactions.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Trust and its wholly owned subsidiaries.

Property Held for Investment
----------------------------

Property held for investment is carried at cost unless facts and circumstances indicate that the carrying value of the property may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual property to its carrying value. If such cash flows are less than the property's carrying value, the carrying value of the project is written down to its estimated fair value. No such writedowns were recorded for the years ended December 31, 2000 or 1999.

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

See Note 3 regarding 2000 Acquisitions.

Investments in Joint Ventures and Limited Partnerships
------------------------------------------------------

The investments in joint ventures are accounted for by utilizing the equity method of accounting as the properties are subject to joint control requiring approval or mutual agreement of the investees. The investment in limited partnerships are also accounted for utilizing the equity method as the limited partners have significant rights.

Financing Costs
---------------

Financing costs are amortized to interest expense over the life of the note utilizing a method, which approximates the effective interest method.

Income Taxes
------------

The Trust operates in a manner intended to enable it to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 95% of its investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Trust intends to continue to qualify and to distribute substantially all of its taxable income to its shareholders. Therefore, no provision for Federal income taxes is required.

Basic and Diluted Loss per Common Share
---------------------------------------

Basic and diluted loss per common share calculated is based on the weighted average number of common shares outstanding during the year and income available to the common shareholders. Basic and diluted loss per common share are the same, as the Trust has no dilutive securities. The weighted average number of common shares outstanding during the years ended December 31, 2000 and 1999 was 109,308.

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

In 2000, the Trust adopted Staff Accounting Bulletin ("SAB") 101 released by the Securities and Exchange Commission, entitled "Revenue Recognition in Financial Statements." SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on certain criteria. The adoption of SAB 101 had no material effect on the Trust's financial position or results of operations.

NOTE 2.  AMENDED AND RESTATED DECLARATION OF TRUST
         -----------------------------------------

In accordance with the Amended and Restated Declaration of Trust, no shareholder shall be personally liable for any liabilities, debts or obligations of, or claims against the Trust. The number of Common and Preferred Shares outstanding at December 31, 2000 was 109,308 and 98,073, which represented capital contributions of $2,732,725 and $2,451,825, respectively.

The Advisor is entitled to receive from the Trust various fees and compensation which are summarized as follows:

Operational Stage
-----------------

For management of the Trust's business, the Advisor earns an advisory fee of 1% of invested assets and .5% of uninvested assets. The fee is subject to limitation if the Trust's total operating expenses (as defined) exceed the greater of 2% of the Trust's average invested assets or 25% of the Trust's net income. The fee is also subordinated to preferred shareholders receiving a minimum of 6% and maximum of 7% annual cumulative dividend, and to common shareholders receiving a 6% annual noncumulative dividend. Advisory fees of $784,600 and $346,700 were accrued during the years ended December 31, 2000 and 1999, respectively. In 1999, the Trust paid $558,200 of accrued advisory fees.

The Trust reimburses the Advisor for certain direct expenses and employee, executive and administrative time which are incurred on the Trust's behalf. The Trust was charged $14,100 for such costs during the year ended December 31, 1999. As of December 31, 2000, the Trust owed the Advisor $2.2 million for advisory fees and other operating expenses and $2.4 million to Chateau for interest on the unsecured notes.

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

            [The remainder of this page left intentionally blank.]

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of 35 manufactured home communities summarized as follows:


          Name of Property                             Date Acquired                            Location
---------------------------------------         --------------------------          ------------------------------
Weststar                                              January 1, 1993                          Tucson, AZ
El Frontier                                           February 1, 1994                         Tucson, AZ
Woodland Hills                                         March 31, 1998                        Montgomery, AL
St. Clement's Crossing                               November 30, 1998                     Lexington Park, MD
Suburban                                              December 2, 1998                     Lexington Park, MD
Lexington                                             December 2, 1998                     Lexintgon Park, MD
South Pointe                                            May 11, 1999                        Albuquerque, NM
Sunset Vista                                            June 30,1999                           Magna, UT
Longview                                                July 1, 1999                        Albuquerque, NM
Aztec Village                                        September 15, 1999                     Albuquerque, NM
Village Park                                         September 15, 1999                     Albuquerque, NM
Sea Pines                                            September 30, 1999                        Mobile, AL
Harmony Ranch                                           May 31, 2000                        Thonotosassa, FL
Pondarosa                                               May 31, 2000                        Indianapolis, IN
Chisholm Creek                                          May 31, 2000                          Wichita, KS
The Pines                                               May 31, 2000                           Ladson, SC
Shady Hills                                             May 31, 2000                         Nashville, TN
Trailmont                                               May 31, 2000                         Nashville, TN
Big Country                                             May 31, 2000                          Cheyenne, WY
Heritage Point                                        August 31, 2000                        Montgomery, AL
Boulder Park                                          August 31, 2000                          Pharr, TX
Apache East                                           December 7, 2000                       Apache Jct, AZ
Denali Park Estates                                   December 7, 2000                       Apache Jct, AZ
Town & Country Estates                                December 7, 2000                         Tucson, AZ
A Garden Walk                                         December 7, 2000                   Palm Beach Gardens, FL
Carefree                                              December 7, 2000                         Tampa, FL
Kings & Queens                                        December 7, 2000                        Lakeland, FL
Long Lake                                             December 7, 2000                    West Palm Beach, FL
Lucerne                                               December 7, 2000                      Winterhaven, FL
Village Glen                                          December 7, 2000                       Melbourne, FL
Winter Haven                                          December 7, 2000                      Winterhaven, FL
Lakeside                                              December 7, 2000                     Lithia Springs,GA
Plantation Estates                                    December 7, 2000                      Douglasville, GA
North Glen Village                                    December 7, 2000                       Westfield, IN
The Hills                                             December 7, 2000                        Richland, WA

                                                      December 31, 2000
                                                --------------------------

Land                                                      $ 24,540,100
Buildings and improvements                                  99,147,600
Construction in progress                                         6,700
Fixtures and equipment                                       2,142,700
                                                --------------------------
                                                           125,837,100
Less accumulated depreciation                               (4,778,600)
                                                --------------------------
                                                          $121,058,500
                                                ==========================

2000 Acquisitions
-----------------

On May 31, 2000, the Trust acquired, in two separate transactions, four manufactured home communities and partial ownership interests in four other manufactured home communities from Windsor Park Properties 3, A California Limited Partnership, and one manufactured home community and partial ownership interests in five other manufactured home communities from Windsor Park Properties 6, A California Limited Partnership. The aggregate purchase price for these properties was approximately $25,989,600, of which $11 million was borrowed from SunAmerica Life Insurance Company ("SunAmerica") pursuant to mortgage indebtedness on six of the Trust's properties, a $1.2 million mortgage was assumed, and the remainder of the purchase price was funded through the Trust's acquisition line of credit with U.S. Bank N.A. In connection with this acquisition, the Trust also assumed debt attributable to the nine partial ownership interests in the amount of $7,162,000.

On August 31, 2000, the Trust acquired, in two separate transactions, Heritage Point, a manufactured home community containing 265 homesites located in Montgomery, Alabama, for $2,295,000 from the Hunter's Walk Corporation, an Alabama corporation, and Boulder Park, a manufactured home community containing 216 homesites located in Pharr, Texas, for $2,380,000 through a merger with Boulder Park LLC, a Texas limited liability company and a related party.

On December 7, 2000, the Trust acquired, in two separate transactions, (i) two manufactured home communities and partial ownership interests in five other manufactured home communities from Windsor Park Properties 5, A California Limited Partnership and (ii) five manufactured home community and partial ownership interests in five other manufactured home communities from Windsor Park Properties 7, A California Limited Partnership. The aggregate purchase price paid by the Trust for this acquisition was $41,282,000. Concurrently with the closing of this acquisition, the Trust also repaid $8,632,000 of mortgage debt that was attributable to joint venture interests it had previously held in these properties. To fund these transactions, N'Tandem Properties, L.P. borrowed $41,520,000 from Anchor National Life Insurance Company ("Anchor National") pursuant to mortgage indebtedness on thirteen of its properties, drew $3,826,600 on the Trust's $20 million acquisition line of credit with U.S. Bank N.A., and borrowed the remainder from Chateau pursuant to an unsecured promissory note.

The following unaudited pro forma income statement information has been prepared as if the significant acquisitions made in 2000 had occurred on January 1, 1999. The pro forma income statement is not indicative of the results, which actually would have occurred if these acquisitions had been consummated on January 1, 1999.

                                                     2000            1999
                                                  -----------     -----------
Revenues                                          $22,273,000     $18,837,600
                                                  ===========     ===========

Total Expenses                                    $30,158,000     $24,334,900
                                                  ===========     ===========

Net loss attributable to common shares            $(7,885,000)    $(5,497,300)
                                                  ===========     ===========

Basic and diluted loss per common share           $    (73.48)    $    (51.64)
                                                  ===========     ===========

NOTE 4:   INVESTMENT IN JOINT VENTURES AND LIMITED PARTNERSHIPS
          -----------------------------------------------------

The Trust's investments in joint ventures and limited partnerships consist of interests in seven manufactured home communities at December 31, 1999. The Trust did not hold these investments at December 31, 2000.

The combined results of operations of the joint ventures and limited partnerships are as follows. For the 2000 period the combined results of operations represent operations from January 1, 2000 through the date the Trust acquired the joint venture and limited partnerships.

                                                       For the Year of Period Ended
                                               ----------------------------------------

Results of Operations                                 2000           December 31, 1999
---------------------                          ------------------   -------------------
Property revenues                                $  5,060,200        $   4,138,300
                                               --------------       --------------
Expenses:
  Property operating                                2,495,900            2,029,000
  Interest                                          1,305,700              980,900
  Depreciation                                        894,000              835,000
  General and administrative                           51,200               27,600
                                               --------------       --------------
                                                    4,746,800            3,872,500
                                               --------------       --------------
Net income                                       $    313,400        $     265,800
                                               ==============       ==============

            [The remainder of this page left intentionally blank.]

NOTE 5. NOTES PAYABLE AND OTHER LIABILITIES
        -----------------------------------

The following table sets forth certain information relating to the secured and unsecured indebtedness of the Trust outstanding as of December 31, 2000.

                                                              Interest
                                               Amount of       Rate at          Maturity
                                             Indebtedness     12-31-00            Date
                                            ----------------------------------------------
Mortgage Debt:
    Aztec Village (SunAmerica)              $  3,160,700        8.69%            10/03
    Village Park (SunAmerica)                  3,546,600        8.69%            10/03
    Harmony Ranch                              1,200,000        8.87%  a          9/02
    Apache/Denali                              2,895,900        8.38%             3/06
    SunAmerica (7 properties)                 20,225,100        8.56%             3/05
    SunAmerica (6  properties)                10,968,000        8.60%             5/05
    Anchor National (13 properties)           41,520,000        7.63%            12/05
                                            ------------
                                            $ 83,516,300
                                            ------------
Unsecured Debt:
    Chateau                                 $ 27,210,800       10.50%  b         12/01
    U.S. Bank Line of Credit                  18,700,000        7.60%  c         11/01
                                            ------------
                                            $ 45,910,800

                                            ------------
Total Secured and Unsecured Debt            $129,427,100
                                            ============

a)  Interest rate on Harmony Ranch note is LIBOR + 295bp.
b)  Interest rate on Chateau note is Prime +100bp.
c)  Interest rate on U.S. Bank Line of Credit is LIBOR + 100bp.

The aggregate amount of principal maturities for the secured and unsecured debt subsequent to December 31, 2000, is as follows:


                                  2001      $ 46,545,200
                                  2002         1,911,100
                                  2003         7,235,900
                                  2004           716,200
                                  2005        30,758,900
                            Thereafter        42,259,800
                                            ------------
                                            $129,427,100
                                            ============

Chateau has agreed to extend the note payable upon maturity if the Trust does not have funds available to pay the note in full.

Included in other liabilities are the deferred payments incurred during the 1998 and 1999 acquisitions. In 1998, $350,000 was incurred in the acquisition of St. Clement's Crossing, to be paid annually through 2002 and $500,000 was incurred in the Lexington acquisition to be paid upon completion of certain obligations relating to the management of the Lexington properties. In 2000 and 1999, the Trust paid $150,000 and $50,000, respectively, of the St. Clement's Crossing obligation. In 1999, $854,200 was incurred in the Sea

Pines acquisition, to be paid in six consecutive annual installments as follows: the first five payments shall be in the amount of $200,000 and the sixth payment shall be in the amount of $100,000. The first installment of $200,000 was paid in 2000. For the years ended December 31, 2000 and 1999, interest expense of $42,800 and $10,700, respectively, was recorded on this note utilizing a 9% interest rate.

On March 31, 2000, the Trust obtained $20.3 million of mortgage financing from SunAmerica secured by seven of the Trust's wholly-owned properties. The loans bear interest at 8.56% and mature on March 31, 2005. Escrow reserves were established with SunAmerica as part of the financing, including a $250,000 holdback for South Pointe Village to be released upon the attainment of certain operating results by the end of 2001 and a $322,000 capital improvement escrow for the South Pointe Village property which will be released upon completion of certain improvements, expected to be completed by March 31, 2001. The net proceeds from the financing were used to pay down $17.2 million on the Trust's line of credit and pay off an existing mortgage of $2,050,000. At December 31, 2000, $38,500 was escrowed for real estate taxes.

On May 31, 2000, the Trust obtained $11 million of mortgage financing from SunAmerica secured by six of the Trust's wholly owned properties. The loans bear interest at 8.60% and mature on May 31, 2005. The net proceeds from the financing were used towards the funding of the acquisition of five properties and partial ownership interests in nine other properties. In conjunction with this transaction, the Trust assumed a $1.2 million mortgage payable and drew $7.4 million on its line of credit. At December 31, 2000, $63,400 was escrowed for real estate taxes.

On December 7, 2000, the Trust obtained $41.5 million of mortgage financing from Anchor National secured by thirteen of the Trust's wholly owned properties. The loans bear interest at 7.63% and mature on December 31, 2005. Capital improvement reserves of $384,500 were established with Anchor National as part of the financing for the GardenWalk, Carefree, and Heritage Point communities, to be released upon completion of certain improvements, expected to be completed by December 31, 2001. The net proceeds from the financing were used towards the funding of the acquisition of seven properties and partial ownership interests in eight other properties. At December 31, 2000, $197,100 was escrowed for real estate taxes.

The SunAmerica and Anchor National mortgages contain customary covenants, including debt service coverage, debt-to-market capitalization, and loan-to-value ratios. At December 31, 2000 the Trust was in compliance with these covenants.

NOTE 6.  COMMON AND PREFERRED SHARES
         ---------------------------

Common Shares and Preferred Shares receive distributions of cash from operations when and as declared by the Trustees. The Trustees are required to declare a Preferred Share dividend on the Preferred Shares annually, equal to between 6% and 7% of the per share original offering price of the Preferred Shares, as adjusted for prior distributions. Once the annual Preferred Share Dividend Preference is declared and paid, the Trustees may declare annually, in their discretion, a Common Share dividend, which may not exceed the amount of the Preferred Share dividend for such year. Any distributions in excess of the above amounts are required to be distributed pro rata among the Preferred Shares and the Common Shares as a single class. The preferred dividend rate, as established by the Board of Trustees, was 6% for both of the years ended December 31, 2000 and 1999.

For federal income tax purposes, earnings and profits of the Trust will be allocated to preferred and common shareholders in accordance with their dividend priorities. Accordingly, taxable income is first allocated to preferred shareholders to the extent of their dividend priority.

NOTE 7.  STOCK OPTION PLAN
         -----------------

During 1999, the Trust adopted an Equity Compensation Plan, which allows for the grant of incentive stock options, non-qualified stock options, restricted shares and dividend equivalent rights. For the years ended

December 31, 2000 and 1999, none and 18,738 respectively, options were granted, none were exercised, and none were forfeited. At December 31, 2000, 20,738 options were vested. The options vest after one year and have an exercise price of $25, which approximated fair market value at the grant date. The pro forma effects of the grants, under SFAS 123 "Accounting for Stock Based Compensation" ("SFAS 123") are immaterial to net income. As permitted by SFAS 123, the Trust elected to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock option plan. No compensation expense was recognized for the years ended December 31, 2000 and 1999.

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The fair value of the Company's financial instruments other than debt approximate their carrying values at December 31, 2000 and 1999. The variable rate notes payable bear interest at a variable rate indexed to either Treasury Bills, LIBOR; or Prime; therefore, the Advisor believes the carrying values of the notes approximate fair value at December 31, 2000 and 1999. The fixed rate notes payable fair value approximate their carrying values at December 31, 2000 and 1999, based on current interest rates for comparable loans.

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

NOTE 10.  TRUST PARTY TRANSACTIONS
          ------------------------

Chateau and/or its predecessor have been providing property management services to the Trust since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $500,900 and $193,900 for the years ended December 31, 2000 and 1999, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Trust and then reimbursed by the Trust. These amounts were $1,161,300 and $461,400 for the years ended December 31, 2000 and 1999, respectively.

Chateau guarantees the Trust's $20 million unsecured line of credit with U.S. Bank N.A. Chateau received an origination fee of $150,000 and receives a monthly guarantee fee equal to 25 basis points of the outstanding loan balance. Interest expense of $31,900 and $3,100 was recorded in 2000 and 1999 respectively, related to the guarantee fee.

In conjunction with the 2000 Acquisitions, the Trust has recorded a $2,158,000 acquisition fee payable to Chateau, which was capitalized as part of the acquisition price of the 2000 Acquisitions. In conjunction with the SunAmerica and Anchor National financings, the Trust has recorded a $728,000 subordination fee payable to Chateau.

For additional information concerning the Trust's relationship and transactions with Chateau, see Note 1.

NOTE 11.  SUBSEQUENT EVENTS
          -----------------

On March 6, 2001, the Trust sold its Rancho Margate community for $6.4 million. $4.3 million of the proceeds was used to pay down the Trust's line of credit. The remaining proceeds of $2.1 million were used to fund the Green Acres acquisition on March 9, 2001.

On March 9, 2001, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired Green Acres, a manufactured home community containing 133 homesites located in Petersburg, Virginia, from F&M Properties, Inc., a Virginia Corporation. The purchase price was $2.1 million and was funded by a portion of the proceeds from the sale of the Rancho Margate Community.

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

                                   PART III
                                   --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The Board of Trustees of the Trust currently consists of three Trustees: Gary P. McDaniel, Richard B. Ray and Kenneth G. Pinder. All Trustees of the Trust are elected for a one-year term and continue in office until their successors are elected and qualified.

The following information is furnished regarding the three Trustees:

Gary P. McDaniel, age 56, became a Trustee of the Trust in September of 1997. He has been Chief Executive Officer and a Director of Chateau since February 1997. Mr. McDaniel was Chairman of the Board, President and Chief Executive Officer of ROC Communities, Inc. ("ROC") at the time of its merger with Chateau in February 1997. He had been a principal of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

Kenneth G. Pinder, age 65, became a Trustee of the Trust in September of 1997. Mr. Pinder entered the manufactured housing business in 1970 managing a manufactured housing site rental community and formed American Living Homes Inc., a manufactured housing dealership, in 1974. He continues to be the owner and president of this corporation. He is also sole owner of Able Mobile Housing Inc., a temporary housing company for fire loss victims, and has developed manufactured home sites and purchased and sold numerous communities over the past twenty years. Mr. Pinder has been a member of the Michigan Manufactured Housing Association for over 35 years. In 1992, he was elected to the Michigan Manufactured Housing Board of Directors and serves on its Executive Committee.

Richard B. Ray, age 60, became a Trustee of the Trust in September of 1997. Since 1995, he has been Co-Chairman of the Board and Chief Financial Officer of 21st Mortgage Corporation (a lender to the manufactured home industry) and a Director of the following companies: BankFirst, and Radio Systems Corporation. Previously, Mr. Ray was Executive Vice President, Chief Financial Officer, and Director of Clayton Homes Inc. (a vertically integrated manufactured housing company) from 1982 to 1994, a Director of Palm Harbor Homes, Inc. (a national producer of manufactured homes) from 1994 to 1995 and a Director of Knox Housing Partnership (a not-for-profit developer of low income housing in Knox County, Tennessee).

As of March 15, 2001, the Trust did not have any employees.

Section 16(a) of the Exchange Act requires the Trustees of the Trust and beneficial owners of more than 10% of the outstanding Common Shares ("10% Shareholders") to file with the Securities and Exchange Commission initial reports of ownership and reports in changes in ownership of Common Shares and other equity securities of the Trust. Trustees and 10% Shareholders are required by the regulations of the Securities and Exchange Commission to furnish the Trust with copies of all Section 16(a) forms and amendments thereto filed during any given year.

Based on review of the copies of such reports and amendments thereto furnished to the Trust and representations from the Trustees and 10% Shareholders that no other reports were required to be filed, the Trust believes that for the year ended December 31, 2000 that the Trustees and 10% Shareholders complied with all
Section 16(a) filing requirements applicable to them.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

During the year ended December 31, 2000, the Trust did not have any executive officers or other employees and, therefore, did not pay any compensation to such persons in 2000.

The Trust paid Kenneth G. Pinder and Richard B. Ray, the Independent Trustees, $7,500 each in 2000 for services rendered as Trustees of the Trust. The Trust did not pay compensation to Gary P. McDaniel, Chairman of the Board of Trustees, who is not an Independent Trustee. The Trust, however, paid compensation to affiliates of Mr. McDaniel in 2000 in connection with the advisory contract between the Trust and the Advisor (the "Advisory Contract") as described below.

Pursuant to the provisions of the Trust's By-laws, the Trustees are eligible to participate in any equity compensation plan of the Trust now existing, or adopted in the future, and to receive grants of options, shares and other rights under any such plan to the extent that any such plan specifies that the Trustees are so eligible to participate and to receive such grants. Trustees may also be reimbursed for expenses of attendance at each annual, regular or special meeting of the Trustees or of any committee thereof and for their expenses in connection with each property visit and any other service or activity performed or engaged in as Trustees.

Pursuant to the Advisory Contract, the Advisor performs certain advisory services for the Trust, including managing the Trust's day-to-day affairs and serving as financial and investment advisor in connection with policy decisions made by the Trust's Trustees. The Advisor is a wholly-owned subsidiary of Chateau. Gary P. McDaniel, Chairman of the Board of Trustees of the Trust, is the Chief Executive Officer and Chairman of the Board of Directors of Chateau.

The current Advisory Contract with the Advisor has a one-year term ending April 10, 2002, and is renewable for successive one-year periods subject to the approval of the Board of Trustees, including a majority of the Independent Trustees. The Advisory Contract may be terminated without cause by either the Board of Trustees or the Advisor upon 60 days' notice.

For the year ended December 31, 2000, the Trust paid the Advisor the following advisory fees and expense reimbursements:

Advisory Fees. Under the terms of the Advisory Contract, the Advisor earned advisory fees from the Trust in the amount of $784,600 in 2000. None of this fee was paid to the Advisor. This fee is being deferred by the Advisor, with interest in the amount of the prime rate plus one percent, for payment at a later date. As of December 31, 2000, the Trust owed the Advisor $2.2 million for services rendered under the Advisory Contract.

Expense Reimbursements - Operational Costs. The Advisor and its affiliates were paid $428,600 in 2000 in expense reimbursements for operational and transfer agent service costs incurred by the Advisor on behalf of the Trust

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table sets forth certain information as of March 15, 2001 regarding the beneficial ownership of the Common Shares and Preferred Shares with respect to (i) each person or entity that is a beneficial owner of 5% or more of the Trust's outstanding Common Shares and/or Preferred Shares, (ii) the Trust's Trustees, (iii) all Trustees of the Trust as a group and (iv) the Advisor. During the year ended December 31, 2000, the Trust did not have any executive officers or other employees.

               Name and Address                            Amount and Nature of
               of Beneficial Owner                         Beneficial Shares              Percentage of Class
               -------------------                         -----------------              -------------------
                                                           Owned(1)
                                                           --------
               Chateau Communities, Inc.
               6160 South Syracuse Way                     20,323 Shares (2)              19.0%
               Greenwood Village, CO 80111

               The Windsor Corporation
               6160 South Syracuse Way                      1,184 Shares                  *
               Greenwood Village, CO 80111

               Gary P. McDaniel                            ___                            ___
               6160 South Syracuse Way
               Greenwood Village, CO 80111

               Kenneth G. Pinder                           ___                            ___
               6160 South Syracuse Way
               Greenwood Village, CO 80111

               Richard B. Ray                              ___                            ___
               6160 South Syracuse Way
               Greenwood Village, CO 80111

               All Trustees as a Group                     ___                            ___
               (three persons)

_______________________
*        An asterisk indicates ownership of less than 1%.
1) For purposes of this table, a person is deemed to be the beneficial owner of Shares if that person has the right to acquire such Shares within 60 days of the Record Date by the exercise of any option or any other right to convert or exchange outstanding securities.
2) On its Schedule 13D/A filed with the Securities and Exchange Commission on December 24, 1998, Chateau reported sole voting power and sole dispositive power with respect to 19,339 Common Shares and 984 Preferred Shares beneficially owned by it. Chateau directly owns 19,139 Shares and, as the sole shareholder of the Advisor, indirectly owns 200 Common Shares and 984 Preferred Shares.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Chateau and/or its predecessor have been providing property management services to the Trust since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $500,900 and $193,900 for the years ended December 31, 2000 and 1999, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Trust and then reimbursed by the Trust. These amounts were $438,600 and $461,400 for the years ended December 31, 2000 and 1999, respectively.

Chateau guarantees the Trust's $20 million unsecured line of credit with U.S. Bank N.A. Chateau received an origination fee of $150,000 and receives a monthly guarantee fee equal to 25 basis points of the outstanding loan balance. Interest expense of $31,900 and $3,100 was recorded in 2000 and 1999 respectively, related to the guarantee fee.

In conjunction with the 2000 Acquisitions, the Trust has recorded a $2,158,000 acquisition fee payable to Chateau, which was capitalized as part of the acquisition price of the 2000 Acquisitions. In conjunction with the SunAmerica and Anchor National financings, the Trust has recorded a $728,000 subordination fee payable to Chateau.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)   Exhibits and Index of Exhibits

Exhibit                                                                                                  Page
-------                                                                                                  -----
Number                                               Description                                         Number
------                                               -----------                                         ------

3.1             Amended and Restated Declaration of Trust*
3.2             By-laws of the Trust**
10.1            1999 Equity Compensation Plan***
10.2            Investment Agreement by and between Windsor Real Estate Investment
                Trust 8 and Chateau Communities, Inc.****
21.             List of Subsidiaries                                                                       31

* Filed as Appendix A to the Trust's Proxy Statement for its 1999 Annual Meeting of Shareholders filed with the Commission on September 17, 1999.
** Filed as Appendix B to the Trust's Proxy Statement for its 1999 Annual Meeting of Shareholders filed with the Commission on September 17, 1999.
*** Filed as an attachment the Trust's Proxy Statement for its 1999 Annual Meeting of Shareholders filed with the Commission on September 17, 1999.
**** Filed as Exhibit 7.1 to Schedule 13D (Amendment No. 2) of Chateau
     Communities, Inc. filed with the Commission on December 18, 1999.


     (b)  Reports on Form 8-K

     On November 3, 2000, the Trust filed a current report on Form 8-K/A amending the financial statements contained in the current report on Form 8-K filed on September 12, 2000.

     The financial statements filed were as follows:

     Historical Summary of Revenues and Direct Operating Expenses for Hunter's Walk Manufactured Home Community for the year ended December 31, 1999 (Audited) and for the six months ended June 30, 2000 (Unaudited).

     Historical Summary of Revenues and Direct Operating Expenses for Boulder Park Manufactured Home Community for the year ended December 31, 1999 (Audited) and for the six months ended June 30, 2000 (Unaudited).

     The pro forma financial statement filed were as follows:

     Pro Forma Condensed Statements of Operations of the Trust for the six months ended June 30, 2000 (Unaudited) and for the year ended December 31, 1999 (Unaudited).

     Pro Forma Condensed Balance Sheet of the Trust as of June 30, 2000 (Unaudited).

     On December 21, 2000, the Trust filed a current report on Form 8-K, dated December 7, 2000, reporting, under Item 2, the acquisitions of two manufactured home communities and partial ownership interests in five other manufactured home communities from Windsor Park Properties 5, and five manufactured home communities and partial ownership interests in five other manufactured home communities from Windsor Park Properties 7.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23/rd/ day of March, 2001.


                                 N'TANDEM TRUST



                              By:    /s/ Gary P. McDaniel
                                 ------------------------
                                  GARY P. MCDANIEL
                                      Trustee

Date:  March 23, 2001

                                 Exhibit Index

Exhibit
-------                                                                                                   Page
Number                                               Description                                         Number
------                                               -----------                                         ------
3.1               Amended and Restated Declaration of Trust*
3.2               By-laws of the Trust**
10.1              1999 Equity Compensation Plan***
10.2              Investment Agreement by and between Windsor Real Estate Investment Trust 8 and
                  Chateau Communities, Inc.****
21.               List of Subsidiaries                                                                     37

_____________________

* Filed as Appendix A to the Trust's Proxy Statement for its 1999 Annual Meeting of Shareholders filed with the Commission on September 17, 1999.
** Filed as Appendix B to the Trust's Proxy Statement for its 1999 Annual Meeting of Shareholders filed with the Commission on September 17, 1999.
*** Filed as an attachment the Trust's Proxy Statement for its 1999 Annual Meeting of Shareholders filed with the Commission on September 17, 1999.
**** Filed as Exhibit 7.1 to Schedule 13D (Amendment No. 2) of Chateau
     Communities, Inc. filed with the Commission on December 18, 1999.