Form 10QSB
period 2001-03-31
N TANDEM TRUST
filed 2001-05-11
CIK 881443

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 2001


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from              to
                                         ------------    ------------

                       Commission file number: 000-21470


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


            6160 So. Syracuse Way, Greenwood Village, Colorado 80111
            --------------------------------------------------------
                    (Address of principal executive offices)


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

At May 1, 2001, the issuer had 109,308 Common Shares of Beneficial Interest and 98,073 Preferred Shares of Beneficial Interest outstanding.

Transitional small business disclosure format (check one): Yes [  ]  No [X]

                               TABLE OF CONTENTS

                                     PART I
                                     ------


                                                                          Page
                                                                          ----
Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                         10

                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K                                  12

         SIGNATURE                                                         13

                                    PART 1
                                    ------
         Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB the information incorporated by reference herein may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of N'Tandem Trust may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues in the housing industry, shifts in customer demands, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of N'Tandem Trust. Readers are cautioned that N'Tandem Trust's actual results could differ materially from those set forth in such forward-looking statements.

                              N'TANDEM TRUST
                        CONSOLIDATED BALANCE SHEET

ASSETS                                                                                           March 31, 2001
------                                                                                           --------------
Property held for investment, net                                                                 $ 123,050,900
Cash and cash equivalents                                                                             1,320,400
Restricted cash                                                                                       1,500,300
Deferred financing costs, net of accumulated
 amortization of $309,700                                                                             1,434,700
Other assets                                                                                          1,159,100
                                                                                                 --------------
Total Assets                                                                                      $ 128,465,400
                                                                                                 ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable                                                                          $ 83,380,300
   Line of credit                                                                                    14,400,000
   Note payable to Chateau Communities, Inc.                                                         27,210,800
   Accounts payable                                                                                      87,200
   Accrued expenses                                                                                   1,711,200
   Other liabilities                                                                                  1,822,800
   Due to general partners and affiliates                                                             6,969,200
                                                                                                 --------------
Total Liabilities                                                                                   135,581,500
                                                                                                 --------------
Shareholders' Equity:
   Preferred shares of beneficial interest, $0.01 par value; unlimited
        shares authorized; 98,073 shares issued and outstanding                                       2,121,700
   Common shares of beneficial interest, $0.01 par value; unlimited
        shares authorized; 109,308 shares issued and outstanding                                      2,401,400
   Dividends in excess of accumulated earnings                                                      (11,639,200)
                                                                                                 --------------
Total Shareholders' Equity                                                                           (7,116,100)
                                                                                                 --------------
Total Liabilities and Shareholders' Equity                                                        $ 128,465,400
                                                                                                 ==============
              See accompanying notes to financial statements.

                         N'TANDEM TRUST
                         --------------
             CONSOLIDATED STATEMENTS OF OPERATIONS
             -------------------------------------


                                                                                       Three Months Ended March 31,
                                                                                    -----------------------------------
REVENUES                                                                                2001                     2000
--------                                                                            -----------             -----------
Rent and utilities                                                                 $  5,764,400            $  1,779,100
Equity in losses of joint ventures and limited
   partnerships                                                                               -                 (34,700)
Other                                                                                    60,500                  55,500
                                                                                    -----------             -----------
                                                                                      5,824,900               1,799,900
                                                                                    -----------             -----------
COSTS AND EXPENSES
Property operating expenses                                                           2,820,000                 840,600
Interest                                                                              2,925,300               1,138,700
Depreciation                                                                          1,325,100                 482,800
Advisory fee                                                                            332,900                 138,500
General and administrative:
   Related parties                                                                      189,400                       -
   Other                                                                                 48,900                  34,800
                                                                                    -----------             -----------
                                                                                      7,641,600               2,635,400
                                                                                    -----------             -----------
Net loss                                                                           $ (1,816,700)           $   (835,500)
                                                                                    -----------             -----------
Preferred dividends paid                                                           $    (36,800)           $    (36,800)
                                                                                    -----------             -----------
Net loss attributable to common shares                                             $ (1,853,500)           $   (872,300)
                                                                                    ===========             ===========
Basic and diluted loss per common share                                            $     (16.96)           $      (7.98)
                                                                                    ===========             ===========
Dividends per common share                                                         $       0.38            $       0.38
                                                                                    ===========             ===========

                See accompanying notes to financial statements.

                                N'TANDEM TRUST
                                --------------
              CONSOLIDATED STATEMENTS OF STATEMENTS OF CASH FLOWS
              ---------------------------------------------------

                                                                                              Three Months Ended March 31,
                                                                                        ----------------------------------------
                                                                                            2001                         2000
                                                                                        -----------                  -----------
Cash flows from operating activities:
Net loss                                                                                $(1,816,700)                  $ (835,500)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation                                                                           1,325,100                      482,800
   Equity in losses of joint ventures
     and limited partnerships                                                                     -                       34,700
   Joint ventures' cash distributions                                                             -                      (34,700)
   Amortization of deferred financing costs                                                 140,500                       27,500
   Loss on disposal of community                                                              7,200                            -
   Changes in operating assets and liabilities:
      Decrease (increase) in other assets                                                   390,600                      (74,500)
      Decrease in accounts payable                                                          (80,800)                           -
      Increase (decrease)  in accrued expenses                                              569,300                     (119,400)
      Increase (decrease) in other liabilities                                               23,200                      (45,900)
      Increase in due to advisor and affiliates                                           1,350,700                      203,300
                                                                                        -----------                  -----------
Net cash provided by (used in) operating activities                                       1,909,100                     (361,700)
                                                                                        -----------                  -----------
Cash flows from investing activities:
   Increase in property held for investment                                              (3,236,200)                    (195,700)
   Cash received from sale of property                                                    6,373,800                            -
   Increase in escrow accounts                                                             (204,200)                    (572,000)
   Joint ventures' and limited partnerships' cash distributions                                   -                      147,000
                                                                                        -----------                  -----------
Net cash provided by (used in) investing activities                                       2,933,400                     (620,700)
                                                                                        -----------                  -----------
Cash flows from financing activities:
   Dividends paid                                                                           (77,800)                     (77,800)
   Proceeds from mortgages payable                                                                -                   20,300,000
   Proceeds from line of credit                                                                   -                    4,400,000
   Repayment of line of credit                                                           (4,300,000)                 (17,229,900)
   Principal payments                                                                      (136,000)                  (2,066,000)
   Loan origination fees                                                                    (15,300)                    (609,400)
   Repayment of note due to Chateau Communities, Inc.                                             -                   (3,540,200)
                                                                                        -----------                  -----------
Net cash provided by (used in) financing activities                                      (4,529,100)                   1,176,700
                                                                                        -----------                  -----------
Net increase in cash and cash equivalents                                                   313,400                      194,300
Cash and cash equivalents at beginning of period                                          1,007,000                      612,700
                                                                                        -----------                  -----------
Cash and cash equivalents at end of period                                              $ 1,320,400                    $ 807,000
                                                                                        ===========                  ===========
Non-cash investing activities:
   Accrual of acquisition and disposition fees due to advisor                           $   255,000                            -

                See accompanying notes to financial statements.

                                 N'TANDEM TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE TRUST
         ---------

N'Tandem Trust, an unincorporated business trust (the "Trust"), was formed in November 1991 under the laws of the State of California. The Trust was organized to invest in existing, substantially developed and occupied manufactured home communities. The Trust was funded through a public offering of common shares of beneficial interest (the "Common Shares") and preferred shares of beneficial interest (the "Preferred Shares"), which commenced in April 1992 and terminated in April 1993. The sponsor and advisor of the Trust is The Windsor Corporation, a California corporation (the "Advisor"). In September 1997, Chateau Communities, Inc., a publicly traded real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of the Advisor. At March 31, 2001, the Trust's portfolio was comprised of 36 manufactured home communities containing 7,723 homesites located in fifteen states.

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

As a result of the approval of the Organizational Amendments, the Trust has been able to complete certain transactions and effect certain changes, including its restructuring as an umbrella partnership REIT, through its limited partnership subsidiary, N'Tandem Properties, L.P., which will facilitate tax-free and/or tax-deferred acquisitions of additional properties, and its initiation of a growth-oriented business plan (the "Business Plan") intended to cause the Trust to attain greater size and asset diversity. In addition, the Trust intends to continue to move forward with its Business Plan and, if successful in the execution of its Business Plan, may seek to raise additional capital through an underwritten public offering or a private placement of Common Shares or other securities of the Trust.

Additionally, Chateau has announced that the Trust will be a primary vehicle through which Chateau will make investments in manufactured home communities that do not fit the core asset type typical of the existing Chateau portfolio, which is characterized by large, stable, institutional-quality, full amenitized communities. The Trust will employ higher levels of leverage than Chateau and will focus primarily on "lower profile assets," meaning communities that (i) are typically not part of a portfolio of manufactured housing community properties;
(ii) are located in tertiary demographic and geographic markets; (iii) are not managed by a nationally known manufactured home community operator; (iv) may be smaller and are likely to have fewer amenities; and (v) have a greater proportion of single-section homes than the typical Chateau community. The Trust believes that its affiliation with Chateau will benefit the Trust by providing it with access to Chateau's national organization, management team and investment and management philosophies. Through its affiliation with Chateau, the Trust believes that it will be exposed to a wider range of acquisition opportunities as a result of Chateau's national organization and knowledge of the manufactured housing community industry and will benefit from Chateau's expertise in effectively and efficiently managing properties. At March 31, 2001, Chateau held 9.8% of the Trust's outstanding shares.

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

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 2001 and the related statements of operations for the three months ended March 31, 2001 and 2000 and the statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited. However, in the opinion of the Advisor, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Trust's annual financial statements and notes on Form 10-KSB for the year ended December 31, 2000.

NOTE 3.  ACQUISITIONS AND DISPOSITIONS OF PROPERTY
         -----------------------------------------

On March 6, 2001, the Trust sold its Rancho Margate community for $6.4 million. $4.3 million of the proceeds were used to pay down the Trust's line of credit. The remaining proceeds of $2.1 million were used to fund the Green Acres acquisition on March 9, 2001. The Trust recorded a loss of $7,200 in connection with the sale.

On March 9, 2001, the Trust, through its limited partnership subsidiary, N'Tandem Properties, L.P., acquired Green Acres, a manufactured home community containing 133 homesites located in Petersburg, Virginia, from F&M Properties, Inc., a Virginia Corporation. The purchase price was $2.1 million and was funded by the proceeds from the sale of the Rancho Margate Community.

NOTE 4.  BASIC AND DILUTED LOSS PER COMMON SHARE
         ---------------------------------------

Basic and diluted loss per Common Share is calculated and based on the weighted average number of common shares outstanding during the period and income or loss available to the holders of common shares. The weighted average number of Common Shares outstanding during the three months ended March 31, 2001 and 2000 was 109,308.

NOTE 5.  DEBT

The following table sets forth certain information regarding the Trust's outstanding indebtedness at March 31, 2001.

                                                              Maturity            Principal
                                            Interest Rate       Date               Balance
                                          ------------------------------------------------------
Mortgage notes                                   8.15%         9/1/02           $ 1,200,000 (4)
                                                 8.69%        10/1/03             6,689,600
                                                 8.56%         4/1/05            20,183,000
                                                 8.60%         6/1/05            10,948,800
                                                 7.63%        12/1/05            41,452,000
                                                 8.38%         3/1/06             2,906,900
Promissory note                                  8.75%        9/30/05               707,600 (1)
Line of credit (2)                               6.20%        11/1/01            14,400,000
Unsecured notes to Chateau (3)                   9.00%        12/31/01           27,210,800
                                                                         -------------------

                                                                              $ 125,698,700
                                                                         ===================

----------------
(1)  Amount included in Other liabilities in the consolidated balance sheet.
(2)  Variable interest rate at LIBOR plus 100 bp.
(3)  Variable interest rate at Prime plus 100 bp.
(4)  Variable interest rate at LIBOR plus 295 bp.

NOTE 6.  RELATED PARTY TRANSACTIONS
         --------------------------

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense for the three months ended March 31, 2001 and 2000 was $332,900 and $138,500, respectively.

Chateau and/or its predecessor has been providing property management services to the Trust since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $288,961 and $79,500 for the three months ended March 31, 2001 and 2000, respectively. In addition, certain direct expenses are paid by Chateau on behalf of the Trust and then reimbursed by the Trust. These amounts were $804,600 and $191,200 for the three months ended March 31, 2001 and 2000, respectively.

For additional information concerning the Trust's relationship and transactions with Chateau, see Note 1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Three months ended March 31, 2001 as compared to three months ended March 31,
-----------------------------------------------------------------------------
2000
----

Results of Operations
---------------------

The results of operations for the three months ended March 31, 2001 and 2000 are not directly comparable due to the purchase of fourteen wholly-owned manufactured home communities and partial ownership interests in ten other manufactured home communities (the "Investments") that resulted in 100% ownership of the Investments during 2000 (together, the "2000 Acquisitions"). The Trust incurred a net loss of $1,816,700 and $835,500 for the three months ended March 31, 2001 and 2000, respectively. The net loss per Common Share was $16.96 in 2001 compared to a net loss of $7.98 in 2000.

As a result of the 2000 Acquisitions, all major revenue and expense categories increased in the first quarter of 2001, specifically rent and utilities revenue, property operating costs, advisory fee expense and depreciation. For the properties owned during both periods, rent and utilities revenue increased from $1,766,200 to $1,902,400 (7.71%), primarily due to rent and utility billing increases. Property operating expenses increased from $667,000 to $778,500 (16.72%) primarily due to higher utility and maintenance expenses at the communities located in New Mexico.

Equity in losses of joint ventures and limited partnerships, represented the Trust's share of the net loss of seven manufactured home communities held by joint ventures and limited partnerships in 2000. At March 31, 2001, the Trust did not have any investments in joint ventures or limited partnerships.

Interest expense increased from $1,138,700 in 2000 to $2,925,300 in 2001, due to the 2000 Acquisitions.

Advisory fee expense represents a fee payable to the Advisor for management of the Trust's business. The fee is computed based on invested and uninvested asset levels and is subject to certain subordination provisions. Advisory fee expense increased from $138,500 in 2000 to $332,900 in 2001, due to the 2000
Acquisitions.

General and administrative expenses increased from $34,800 in 2000 to $238,300 in 2001 due mainly to an increase in reimbursements to The Windsor Corporation for employee, executive and administrative time incurred on the Trust's behalf.

Liquidity and Capital Resources
-------------------------------

The Trust's principal sources of liquidity during the three months ended March 31, 2001 were its cash flow generated from the operation of its communities and the sale of its Rancho Margate Community. The Trust's principal sources of liquidity during the three months ended March 31, 2000 were its cash flow generated from the operation of its communities, distributions from investments in joint ventures and limited partnerships, and financing activities. Net cash provided by operating activities was $1,909,100 for the three months ended March 31, 2001 and net cash used in operating activities was $361,700 for the three months ended March 31, 2000. Net cash provided by investing activities was $2,933,400 for the three months ended March 31, 2001, which was primarily due to the sale of its Rancho Margate Community, and net cash used in investing activities was $620,700 for the three months ended March 31, 2000, which was primarily due to the establishment of restricted escrow accounts related to the SunAmerica mortgages. At March 31, 2001, the Trust's cash and restricted cash amounted to approximately $2,820,700. In addition, as of March 31, 2001, the Trust had an unused capacity under its acquisition line of credit of $5.6 million.

The Trust's primary uses of its capital resources during the same periods were for cash distributions to shareholders, property acquisitions, payment of advisory and management fees, and debt service. To maintain its qualification as a REIT under the Code, the Trust is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. The Trust declared quarterly distributions on its Common Shares of $0.375 per share in each of the first quarters of 2000 and 2001. In addition, the Trust paid quarterly distributions on its Preferred Shares of $0.375 per share in each of the first quarters of 2000 and 2001. Future distributions on the Common Shares will be determined based on actual results of operations and cash available for distribution.

The Trust's principal long-term liquidity requirements will be the repayment of principal on its outstanding mortgages and unsecured debt and the acquisition of additional properties in connection with the implementation of its Business Plan. At March 31, 2001, the Trust's total mortgage debt was approximately $83,380,300, consisting of $82,180,300 of fixed rate debt and $1,200,000 of variable rate debt. The average rate of interest on the fixed rate debt and variable rate debt was 8.10% and 8.87%, respectively, at March 31, 2001. In addition the Trust had $27,210,800 of unsecured notes with a variable rate of interest of 9.0% at March 31, 2001.

The future sources of liquidity for the Trust will be provided from property operations and cash reserves. The Trust expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses, advisory fees, debt service, and distributions to shareholders, from cash flow provided from property operations. The Trust intends to fund the repayment of its mortgage debt with equity or other debt financings, including public or private financings. In addition, future acquisitions of properties will be funded through investments by Chateau or by other third parties in the Trust or with equity or other debt financings, including public or private financings. The availability of such investments or such financings will influence the Trust's decision to proceed with, and the pace of, future acquisition activities.

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Trust to seek market rentals upon reletting the site. Such leases generally minimize the risk to the Trust of any adverse effect of inflation.

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

-------------------

* Filed as Appendix A to the Trust's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
* Filed as Appendix B to the Trust's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
*** Filed as an attachment to the Trust's Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Commission on September 17, 1998.
**** Filed as Exhibit 7.1 to Schedule 13D (Amendment No.2) of Chateau Communities, Inc. filed with the Commission on December 18, 1998.
***** Filed as Exhibit 21 to the Trust's Annual Report on Form 10-KSB/A for the year ended December 31, 1998.

b)    Reports on Form 8-K

        On January 26, 2001, the Trust filed a current report on Form 8-K/A amending the financial statements contained in the current report on form 8-K filed on December 21, 2000.

        The financial statements filed were as follows:

            Balance Sheets of Windsor Park Properties 5, A California Limited Partnership, as of December 31, 1999 and September 30, 2000 (Unaudited)

            Statements of Operations for Windsor Park Properties 5 for the years ended December 31, 1999 and 1998 and the nine months ended September 30, 2000 and 1999 (Unaudited)


            Statement of Partners' Equity for Windsor Park Properties 5 for the years ended December 31, 1999 and 1998

            Statements of Cash Flows for Windsor Park Properties 5 for the years ended December 31, 1999 and 1998 and the nine months ended September 30, 2000 and 1999 (Unaudited)

            Balance Sheets of Windsor Park Properties 7, A California Limited Partnership, as of December 31, 1999 and September 30, 2000 (Unaudited)

            Statements of Operations for Windsor Park Properties 7 for the years ended December 31, 1999 and 1998 and the nine months ended September 30, 2000 and 1999 (Unaudited)

            Statements of Partners' Equity for Windsor Park Properties 7 for the years ended December 31, 1999 and 1998

            Statements of Cash Flows for Windsor Park Properties 7 for the years ended December 31, 1999 and 1998 and the nine months ended September 30, 2000 and 1999 (Unaudited)

        The pro forma financial statements filed were as follows:

            Pro Forma Condensed Statements of Operations of the Trust for the nine months ended September 30, 2000 and for the year ended December 31, 1999 (Unaudited).

            Pro Forma Condensed Balance Sheet of the Trust as of September 30, 2000 (Unaudited)

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            N'TANDEM TRUST


                                       By /s/ Gary P. McDaniel
                                          --------------------
                                          GARY P. MCDANIEL
                                          Trustee

Date:    May 11, 2001